Form 10-Q
period 1995-03-31
MARKEL CORP
filed 1995-05-09
CIK 803509

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

/ X / Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1995

or

/   / Transition report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from _____ to _____

Commission File Number 0-15458

                               MARKEL CORPORATION
             (Exact name of registrant as specified in its charter)

             Virginia                                   54-0292420
  (State or other jurisdiction of                    (I.R.S. employer
  incorporation or organization)                  identification number)

                4551 Cox Road, Glen Allen, Virginia  23060-3382
                    (Address of principal executive offices)
                                   (Zip code)

                                 (804) 747-0136
              (Registrant's telephone number, including area code)

                                      NONE
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes / X /   No /   /

Number of shares of the registrant's common stock outstanding at April 21, 1995: 5,407,498

                               Markel Corporation
                                   Form 10-Q

                                     Index

                                                                                Page Number
PART I. FINANCIAL INFORMATION:

   Item 1. Financial Statements

     Consolidated Balance Sheets--
      March 31, 1995 and December 31, 1994                                           3

     Consolidated Statements of Income--
      Three Months Ended March 31, 1995 and 1994                                     4

     Consolidated Statements of Cash Flows--
      Three Months Ended March 31, 1995 and 1994                                     5

     Notes to Consolidated Financial Statements--
       March 31, 1995                                                                6

   Item 2. Management's Discussion and Analysis of
    Financial Condition and Results of Operations                                    8

PART II. OTHER INFORMATION:

   Item 6. Exhibits and Reports on Form 8-K                                         11

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      MARKEL CORPORATION AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                                                      March 31,         December 31,
                                                                                    --------------------------------
                                                                                         1995                1994
- - --------------------------------------------------------------------------------------------------------------------
                                                                                           (dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value
     Fixed maturities (cost of $494,548 in 1995 and $441,983 in 1994)               $   489,236          $   423,114
     Equity securities (cost of $100,540 in 1995 and $98,117 in 1994)                   116,511              107,315
     Short-term investments (estimated fair value approximates cost)                     83,741               81,258
- - --------------------------------------------------------------------------------------------------------------------
          Total investments, available-for-sale                                         689,488              611,687
- - --------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents                                                                 2,493               10,229
Receivables                                                                             100,116              130,562
Reinsurance recoverable on unpaid losses                                                188,067              180,934
Reinsurance recoverable on paid losses                                                   39,289               45,163
Deferred policy acquisition costs                                                        26,917               26,064
Prepaid reinsurance premiums                                                             40,741               37,290
Property and equipment                                                                   42,343               43,288
Intangible assets                                                                        45,008               45,086
Deferred tax asset                                                                        4,392               14,912
Other assets                                                                             17,580               17,274
- - --------------------------------------------------------------------------------------------------------------------
          Total assets                                                              $ 1,196,434          $ 1,162,489
====================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Unpaid losses and loss adjustment expenses                                          $   655,471          $   652,930
Unearned premiums                                                                       154,000              146,553
Payables to insurance companies                                                          88,328               79,758
Long-term debt (estimated fair value of $92,735 in 1995 and $87,489 in 1994)            100,699              100,686
Other liabilities                                                                        39,661               44,061
- - --------------------------------------------------------------------------------------------------------------------
          Total liabilities                                                           1,038,159            1,023,988
- - --------------------------------------------------------------------------------------------------------------------

Stockholders' equity
     Common stock                                                                        22,948               22,929
     Retained earnings                                                                  128,398              121,858
     Net unrealized gains (losses) on fixed maturities and equity securities,
            net of taxes                                                                  6,929               (6,286)
- - --------------------------------------------------------------------------------------------------------------------
          Total stockholders' equity                                                    158,275              138,501
- - --------------------------------------------------------------------------------------------------------------------
          Total liabilities and stockholders' equity                                $ 1,196,434          $ 1,162,489
====================================================================================================================

See accompanying notes to consolidated financial statements.

                      MARKEL CORPORATION AND SUBSIDIARIES

                       Consolidated Statements of Income

                                                                                            Three Months Ended
                                                                                                March 31,
                                                                                        ----------------------------
                                                                                         1995                1994
- - --------------------------------------------------------------------------------------------------------------------
                                                                                           (dollars in thousands,
                                                                                           except per share data)
Operating revenues
     Earned premiums                                                                    $65,784              $55,122
     Net investment income                                                                8,368                6,750
     Net realized gains from investment sales                                             1,563                2,703
     Other                                                                                  810                  893
- - --------------------------------------------------------------------------------------------------------------------
          Total operating revenues                                                       76,525               65,468
- - --------------------------------------------------------------------------------------------------------------------

Operating expenses
     Losses and loss adjustment expenses                                                 42,023               34,243
     Underwriting, acquisition and insurance expenses                                    22,605               19,308
     Other                                                                                  417                1,097
     Amortization of intangible assets                                                      703                1,720
- - --------------------------------------------------------------------------------------------------------------------
          Total operating expenses                                                       65,748               56,368
- - --------------------------------------------------------------------------------------------------------------------

          Operating income                                                               10,777                9,100
Interest expense                                                                          1,939                1,864
- - --------------------------------------------------------------------------------------------------------------------
          Income before income taxes                                                      8,838                7,236
Income taxes                                                                              2,298                2,026
- - --------------------------------------------------------------------------------------------------------------------
          Net income                                                                    $ 6,540              $ 5,210
====================================================================================================================

Earnings per share
     Primary                                                                            $  1.17              $  0.93
- - --------------------------------------------------------------------------------------------------------------------
     Fully diluted                                                                      $  1.17              $  0.93
====================================================================================================================


See accompanying notes to consolidated financial statements.

                      MARKEL CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                                                                            Three Months Ended
                                                                                                March 31,
                                                                                       -----------------------------
                                                                                         1995                1994
- - --------------------------------------------------------------------------------------------------------------------
                                                                                           (dollars in thousands)
Operating Activities
     Net income                                                                         $ 6,540              $ 5,210
     Adjustments to reconcile net income to net cash provided (used) by
       operating activities                                                              42,977               (8,834)
- - --------------------------------------------------------------------------------------------------------------------
 Net cash provided (used) by operating activities                                        49,517               (3,624)
- - --------------------------------------------------------------------------------------------------------------------

Investing Activities
     Proceeds from sales of fixed maturities and equity securities                      103,668               95,210
     Proceeds from maturities of fixed maturities                                         5,268                2,917
     Cost of fixed maturities and equity securities purchased                          (162,711)            (119,380)
     Net change in short-term investments                                                (2,484)              (3,778)
     Other                                                                               (1,013)               2,461
- - --------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                                   (57,272)             (22,570)
- - --------------------------------------------------------------------------------------------------------------------

Financing Activities
     Net proceeds from issuance of long-term debt                                            --               24,280
     Repayment of long-term debt                                                             --               (1,500)
     Other                                                                                   19                 (404)
- - --------------------------------------------------------------------------------------------------------------------
 Net cash provided by financing activities                                                   19               22,376
- - --------------------------------------------------------------------------------------------------------------------

     Decrease in cash and cash equivalents                                               (7,736)              (3,818)
     Cash and cash equivalents at beginning of period                                    10,229               12,386
- - --------------------------------------------------------------------------------------------------------------------
     Cash and cash equivalents at end of period                                         $ 2,493              $ 8,568
====================================================================================================================

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--March 31, 1995

1. Principles of Consolidation

The consolidated balance sheet as of March 31, 1995 and the related consolidated statements of income and cash flows for the three months ended March 31, 1995 and 1994, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results of operations for the full year.

The consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's annual consolidated financial statements and notes.

Certain reclassifications of prior year's amounts have been made to conform with 1995 presentations.


2. Earnings per share

Earnings per share was determined by dividing net income, as adjusted below, by the applicable shares outstanding (in thousands):

                                                                                            Three Months Ended
                                                                                                March 31,
                                                                                        ----------------------------
                                                                                         1995                1994
- - --------------------------------------------------------------------------------------------------------------------
Net income, as reported                                                                 $ 6,540              $ 5,210
     Dividends on redeemable preferred stock                                                 (4)                  (4)
- - --------------------------------------------------------------------------------------------------------------------
Primary and fully diluted income                                                        $ 6,536              $ 5,206
====================================================================================================================

Average common shares outstanding                                                         5,388                5,420
     Shares applicable to common stock equivalents                                          182                  183
- - --------------------------------------------------------------------------------------------------------------------
Average primary shares outstanding                                                        5,570                5,603

Additional dilution attributable to common
     stock equivalents                                                                       16                    1
- - --------------------------------------------------------------------------------------------------------------------
Average fully diluted shares outstanding                                                  5,586                5,604
====================================================================================================================

3. Reinsurance

The table below summarizes the effect of reinsurance on premiums written and earned (dollars in thousands):

                                                                    Three Months Ended March 31,
- - --------------------------------------------------------------------------------------------------------------------
                                                            1995                                     1994
- - --------------------------------------------------------------------------------------------------------------------
                                                Written              Earned              Written              Earned
Direct                                         $ 80,546            $ 78,176             $ 63,010            $ 66,184
Assumed                                          16,967              11,890                6,047               7,434
 Ceded                                          (27,734)            (24,282)             (14,833)            (18,496)
- - --------------------------------------------------------------------------------------------------------------------
     Net premiums                              $ 69,779            $ 65,784             $ 54,224            $ 55,122
====================================================================================================================

Incurred losses and loss adjustment expenses are net of reinsurance recoveries of $17.8 million and $15.1 million for the three months ended March 31, 1995 and 1994, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Three Months ended March 31, 1995 compared to Three Months ended March 31, 1994

The Company underwrites specialty insurance products and programs to niche markets. Significant areas of underwriting include professional and products liability, excess and surplus lines, specialty programs and specialty personal lines. Professional liability coverage is offered to physicians and health professionals, insurance companies, directors and officers, attorneys and architects and engineers. Products liability insurance is provided to manufacturers and distributors. Property/casualty insurance for nonstandard and hard-to-place risks is underwritten on an excess and surplus lines basis. Specialty program insurance includes coverage for camps, youth and recreation, health and fitness and agribusiness organizations, as well as accident and health insurance for colleges. The Company also underwrites personal and commercial property and liability coverages for watercraft, motorcycles, mobile homes, dwellings and commercial freight companies, and maintains wholesale and retail brokerage operations that produce business primarily for its insurance subsidiaries.

Following is a comparison of gross premium volume and earned premiums by significant underwriting area:

       Gross Premium Volume                                                                    Earned Premiums
   ----------------------------                                                          ---------------------------
   Three Months Ended March 31,                                                          Three Months Ended March 31,
- - --------------------------------------------------------------------------------------------------------------------
     1995                1994                   (amounts in thousands)                     1995               1994
- - --------------------------------------------------------------------------------------------------------------------
  $ 32,295            $ 30,297               Professional/Products Liability            $ 27,347            $ 25,404
    26,299              18,144               Excess & Surplus Lines                       16,657              13,656
    23,671              18,716               Specialty Program Insurance                  16,237              12,514
     8,172               1,445               Specialty Personal Lines                      5,084               2,200
     4,650               4,090               Other                                           459               1,348
- - --------------------------------------------------------------------------------------------------------------------
  $ 95,087            $ 72,692               Total                                      $ 65,784            $ 55,122
====================================================================================================================

Gross premium volume for the first quarter in 1995 increased 31% to $95.1 million from $72.7 million for the same period in the prior year.

Premiums from professional/products liability insurance advanced 7% to $32.3 million from $30.3 million a year ago. The gain was attributed primarily to growth in the medical malpractice and specified medical professions product lines. Higher production from directors' and officers' professional liability insurance also contributed to the increase.

Excess and surplus lines gross premium volume grew 45% to $26.3 million from $18.1 million in 1994. Production from a specialty property insurance program introduced in the second quarter of 1993 continued to show significant growth. First quarter special property premiums amounted to $9.3 million compared to $2.9 million for the same period in the prior year. The growth in excess and surplus lines gross premium volume was also prompted by higher casualty business.

Gross premiums from specialty program insurance increased to $23.7 million from $18.7 million. The Company reported higher production in the first quarter from each of its product lines focused on specialty program insurance following policy processing and other operating improvements.

Specialty personal lines premiums rose sharply to $8.2 million from $1.4 million in 1994. The increase reflected the first quarter 1995 acquisition of a book of mobile home business and production from a commercial auto program started in the second quarter of 1994.

Other gross premium totalled $4.7 million, compared to $4.1 million in 1994. Other gross premium volume included production from the Company's brokerage operations.

Total operating revenues rose 17% to $76.5 million from $65.5 million in the prior year. First quarter earned premiums were $65.8 million compared to $55.1 million for the first quarter of 1994. The 19% advance resulted primarily from higher gross premium volume and increasing retentions in prior years.

Net investment income increased 24% to $8.4 million from $6.8 million a year ago. The increase reflected the impact of higher yields and significant growth in the Company's investment portfolio. Realized gains were $1.6 million for the first quarter in 1995 compared to $2.7 million last year.

Total operating expenses for the first quarter were $65.7 million compared to $56.4 million in 1994. The 17% increase resulted primarily from higher variable expenses associated with higher earned premiums.

Following is a comparison of selected data from the Company's operations (in thousands):

                                                                                             Three Months Ended
                                                                                                 March 31,
                                                                                       -----------------------------
                                                                                          1995                1994
- - --------------------------------------------------------------------------------------------------------------------
Gross premium volume                                                                   $ 95,087             $ 72,692
Net premiums written                                                                   $ 69,779             $ 54,224
Net retention                                                                               73%                  75%
Earned premiums                                                                        $ 65,784             $ 55,122
Losses and loss adjustment expenses                                                    $ 42,023             $ 34,243
Underwriting, acquisition and insurance expenses                                       $ 22,605             $ 19,308

GAAP ratios
     Loss ratio                                                                             64%                  62%
     Expense ratio                                                                          34%                  35%
- - --------------------------------------------------------------------------------------------------------------------
     Combined ratio                                                                         98%                  97%
====================================================================================================================

The first quarter combined loss and expense ratio was 98% compared to 97% last year. The loss ratio increased to 64% from 62% in 1994 due to the recognition of lower redundancies in prior years' reserves. The expense ratio declined to 34% from 35% a year ago. Higher earned premiums and ongoing cost control efforts accounted for the improvement in the expense ratio. Amortization expense for the first quarter of 1995 was $0.7 million compared to $1.7 million for the same period last year. Amortization expense decreased in accordance with the expiration of noncompete agreements in December 1994.

In evaluating its operating performance, the Company focuses on core underwriting and investing results before consideration of realized gains or losses from the sales of investments and expenses related to the amortization of intangible assets. Management believes this is a better indicator of the Company's operating performance because it reduces the variability in results associated with realized investment gains or losses and eliminates the impact of accounting conventions which do not reflect current operating costs. For the first quarter of 1995, income from core underwriting and investing operations increased 28% to $8.0 million from $6.3 million in 1994. Higher net investment income, growth in earned premiums and continued underwriting profitability accounted for most of the growth.

The Company's effective tax rate for the first quarter was 26% of income before income taxes compared to 28% of income before income taxes for the same period last year.

First quarter 1995 net income was $6.5 million compared to $5.2 million in 1994. Relative to 1994, first quarter net income reflected higher net investment income and higher earned premiums with continued underwriting profitability.

FINANCIAL CONDITION AS OF MARCH 31, 1995

The Company's insurance operations collect premiums and pay current claims, reinsurance costs and operating expenses. Premiums collected and positive cash flows from the insurance operations are invested primarily in short-term investments and long-term bonds. The Company's short-term investments provide liquidity for projected claims, reinsurance costs and operating expenses.

For the three month period ended March 31, 1995, the Company reported net cash provided by operating activities of $49.5 million, compared to net cash used by operating activities of $3.6 million for the same period in 1994. During the first quarter of 1995, the Company collected $28 million following the amendment of an indemnification agreement with one of the sellers of the Company's Shand/Evanston subsidiary. In the prior year, operating cash flow was adversely affected by the payment of certain large claims related primarily to pre-1987 environmental impairment liability (EIL) business. The timing of the claim payments was such that a substantial portion of the related reinsurance had not been collected at the end of the first quarter in 1994.

For the three month period ended March 31, 1995, the Company reported net cash used by investing activities of $57.3 million. The Company's invested assets increased to $689.5 million at March 31, 1995 from $611.7 million at December 31, 1994. At March 31, 1995 the Company's fixed maturity and equity investments comprised approximately 71% and 17% of total investments, respectively.

The Company expects variability in its realized and unrealized investment gains due to interest rate volatility as well as other economic conditions. The market value of the Company's investment portfolio increased by $20.3 million during the first quarter. As of March 31, 1995, the cost of the Company's fixed maturity investments exceeded fair market value by $5.3 million, while the fair market value of its equity investments exceeded cost by $16.0 million.

Stockholders' equity at March 31, 1995 was $158.3 million compared to $138.5 million at December 31, 1994. During the quarter, net unrealized investment gains increased by $13.2 million. There were no other material changes in the Company's financial condition from that reported as of December 31, 1994.

OTHER ITEMS

During the first quarter, the Company entered into an agreement to purchase Lincoln Insurance Company (LIC) of Wilmington, Delaware from an operating subsidiary of The Thomson Corporation. LIC is an excess and surplus lines insurer with approximately $28 million of premium volume in 1994 and pro forma assets of $80 million at December 31, 1994. Markel expects to significantly reorganize LIC and renew certain portions of its business in Essex Insurance Company, an existing Markel subsidiary. The terms of the transaction provide for the acquisition of the stock of LIC for total consideration of approximately $24 million. Additionally, the Company will obtain indemnification against adverse development of loss and loss adjustment expenses and uncollectible reinsurance, if any, in an amount up to the purchase price.

The Company will fund the transaction with available cash on hand and borrowings up to $18 million under existing lines of credit. The transaction is expected to be completed during the second quarter of 1995, subject to certain regulatory approvals.



PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The Exhibits to this Report are listed in the Exhibit Index.

(b) No reports on Form 8-K were filed during the quarter ended March 31, 1995.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of April, 1995.

                              Markel Corporation





                              By Alan I. Kirshner
                                 -------------------------------------
                                 Alan I. Kirshner
                                 Chief Executive Officer
                                  (Principal Executive Officer)



                              By Anthony F. Markel
                                 -------------------------------------
                                 Anthony F. Markel
                                 President
                                  (Principal Operating Officer)



                              By Steven A. Markel
                                 -------------------------------------
                                 Steven A. Markel
                                 Vice Chairman



                              By Darrell D. Martin
                                 -------------------------------------
                                 Darrell D. Martin
                                 Executive Vice President and
                                 Chief Financial Officer
                                  (Principal Financial Officer and
                                   Principal Accounting Officer)

                                Exhibit Index

Number         Description

  27           Financial Data Schedule *


* Filed electronically with the Commission's operational EDGAR system.