Form 10-Q
period 1995-06-30
MARKEL CORP
filed 1995-08-01
CIK 803509

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

/ X / Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1995

or

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

Yes / X /   No /   /

Number of shares of the registrant's common stock outstanding at July 21, 1995:
5,410,105

                               Markel Corporation
                                   Form 10-Q

                                     Index

                                                                                  Page Number
PART I. FINANCIAL INFORMATION:

         Item 1. Financial Statements

           Consolidated Balance Sheets--
            June 30, 1995 and December 31, 1994                                       3

           Consolidated Statements of Income--
            Quarters and Six Months Ended June 30, 1995 and 1994                      4

           Consolidated Statements of Cash Flows--
            Six Months Ended June 30, 1995 and 1994                                   5

           Notes to Consolidated Financial Statements--
            June 30, 1995                                                             6

         Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                               8

PART II. OTHER INFORMATION:

         Item 4. Submission of Matters to a Vote of Security Holders                  13

         Item 6. Exhibits and Reports on Form 8-K                                     13

 PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      MARKEL CORPORATION AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                                                   June 30,        December 31,
                                                                                -------------------------------
                                                                                     1995              1994
===============================================================================================================
                                                                                     (dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value
   Fixed maturities (cost of $572,908 in 1995 and $441,983 in 1994)             $   582,741         $   423,114
   Equity securities (cost of $103,236 in 1995 and $98,117 in 1994)                 124,422             107,315
   Short-term investments (estimated fair value approximates cost)                   90,384              81,258
---------------------------------------------------------------------------------------------------------------
      Total investments, available-for-sale                                         797,547             611,687
---------------------------------------------------------------------------------------------------------------

Cash and cash equivalents                                                            12,709              10,229
Receivables                                                                          52,486              71,561
Reinsurance recoverable on unpaid losses                                            173,664             180,934
Reinsurance recoverable on paid losses                                               32,660              45,163
Deferred policy acquisition costs                                                    31,556              26,064
Prepaid reinsurance premiums                                                         38,440              37,290
Property and equipment                                                               42,067              43,288
Intangible assets                                                                    42,951              45,086
Deferred tax asset                                                                       --              14,912
Other assets                                                                         17,960              17,274
---------------------------------------------------------------------------------------------------------------

      Total assets                                                              $ 1,242,040         $ 1,103,488
===============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Unpaid losses and loss adjustment expenses                                      $   702,443         $   652,930
Unearned premiums                                                                   168,334             146,553
Payables to insurance companies                                                      24,884              20,757
Long-term debt (estimated fair value of $112,684 in 1995 and $87,489 in 1994)       117,663             100,686
Other liabilities                                                                    48,841              44,061
---------------------------------------------------------------------------------------------------------------
      Total liabilities                                                           1,062,165             964,987
---------------------------------------------------------------------------------------------------------------

Stockholders' equity
   Common stock                                                                      22,963              22,929
   Retained earnings                                                                136,750             121,858
   Net unrealized gains (losses) on fixed maturities and equity securities,
      net of taxes                                                                   20,162              (6,286)
---------------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                      179,875             138,501
---------------------------------------------------------------------------------------------------------------

      Total liabilities and stockholders' equity                                $ 1,242,040         $ 1,103,488
===============================================================================================================

See accompanying notes to consolidated financial statements.

                      MARKEL CORPORATION AND SUBSIDIARIES

                       Consolidated Statements of Income

                                                         Quarter Ended                  Six Months Ended
                                                           June 30,                         June 30,
                                                   ------------------------       ------------------------
                                                      1995            1994           1995            1994
----------------------------------------------------------------------------------------------------------
                                                        (dollars in thousands, except per share data)
Operating revenues
   Earned premiums                                  $ 68,449       $ 57,734       $ 134,233      $ 112,856
   Net investment income                              10,104          6,813          18,472         13,563
   Net realized gains from investment sales            3,050            900           4,613          3,603
   Other                                                 962            951           1,772          1,844
----------------------------------------------------------------------------------------------------------
      Total operating revenues                        82,565         66,398         159,090        131,866
----------------------------------------------------------------------------------------------------------

Operating expenses
   Losses and loss adjustment expenses                46,011         37,593          88,034         71,836
   Underwriting, acquisition and insurance expenses   22,074         18,457          44,679         37,765
   Other                                                 412            435             829          1,532
   Amortization of intangible assets                     590          1,690           1,293          3,410
----------------------------------------------------------------------------------------------------------
   Total operating expenses                           69,087         58,175         134,835        114,543
----------------------------------------------------------------------------------------------------------

      Operating income                                13,478          8,223          24,255         17,323
Interest expense                                       2,192          1,835           4,131          3,699
----------------------------------------------------------------------------------------------------------
      Income before income taxes                      11,286          6,388          20,124         13,624
Income taxes                                           2,934          1,789           5,232          3,815
----------------------------------------------------------------------------------------------------------
      Net income                                    $  8,352       $  4,599       $  14,892      $   9,809
==========================================================================================================

Earnings per share
   Primary                                          $   1.49       $   0.83       $    2.67      $    1.76
----------------------------------------------------------------------------------------------------------
   Fully diluted                                    $   1.49       $   0.83       $    2.66      $    1.76
==========================================================================================================

See accompanying notes to consolidated financial statements.

                      MARKEL CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                                                                                  Six Months Ended
                                                                                                      June 30,
                                                                                           ------------------------------
                                                                                            1995                    1994
-------------------------------------------------------------------------------------------------------------------------
                                                                                                (dollars in thousands)
Operating Activities
   Net income                                                                              $   14,892          $    9,809
   Adjustments to reconcile net income to net cash provided  by operating activities           73,364              14,138
-------------------------------------------------------------------------------------------------------------------------
 Net cash provided by operating activities                                                     88,256              23,947
-------------------------------------------------------------------------------------------------------------------------

Investing Activities
   Proceeds from sales of fixed maturities and equity securities                              289,730             226,825
   Proceeds from maturities of fixed maturities                                                 9,344               4,730
   Cost of fixed maturities and equity securities purchased                                  (368,723)           (206,649)
   Net change in short-term investments                                                        (9,126)            (36,084)
   Purchase of Lincoln Insurance Company - net of cash acquired                               (21,747)                 --
   Other                                                                                       (2,238)             (6,910)
-------------------------------------------------------------------------------------------------------------------------
 Net cash used by investing activities                                                       (102,760)            (18,088)
-------------------------------------------------------------------------------------------------------------------------

Financing Activities
   Borrowings under credit facility                                                            17,000                  --
   Net proceeds from issuance of long-term debt                                                    --              24,280
   Repayment of long-term debt                                                                    (50)             (1,550)
   Retirement of capital lease                                                                     --             (19,584)
   Repurchase of common stock                                                                      --              (2,520)
   Other                                                                                           34                 369
-------------------------------------------------------------------------------------------------------------------------
 Net cash provided by financing activities                                                     16,984                 995
-------------------------------------------------------------------------------------------------------------------------

   Increase in cash and cash equivalents                                                        2,480               6,854
   Cash and cash equivalents at beginning of period                                            10,229              12,386
-------------------------------------------------------------------------------------------------------------------------
   Cash and cash equivalents at end of period                                              $   12,709          $   19,240
=========================================================================================================================

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--June 30, 1995

1. Principles of Consolidation

The consolidated balance sheet as of June 30, 1995, the related consolidated statements of income for the quarters and six months ended June 30, 1995 and 1994, and the consolidated statements of cash flows for the six months ended June 30, 1995 and 1994, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results of operations for the full year.

The consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's annual consolidated financial statements and notes.

Certain reclassifications of prior year's amounts have been made to conform with 1995 presentations.


2. Earnings per share

Earnings per share was determined by dividing net income, as adjusted below, by the applicable shares outstanding (in thousands):

                                                         Quarter Ended                  Six Months Ended
                                                           June 30,                         June 30,
                                                     ----------------------        -----------------------
                                                      1995            1994            1995           1994
----------------------------------------------------------------------------------------------------------
 Net income, as reported                             $ 8,352        $ 4,599        $ 14,892        $ 9,809
   Dividends on redeemable preferred stock                (4)            (4)             (8)            (8)
----------------------------------------------------------------------------------------------------------
 Primary and fully diluted income                    $ 8,348        $ 4,595        $ 14,884        $ 9,801
==========================================================================================================

 Average common shares outstanding                     5,406          5,389           5,397          5,404
   Shares applicable to common stock equivalents         197            172             181            177
----------------------------------------------------------------------------------------------------------
Average primary shares outstanding                     5,603          5,561           5,578          5,581

 Additional dilution attributable to common
   stock equivalents                                       8             --              24             --
----------------------------------------------------------------------------------------------------------
Average fully diluted shares outstanding               5,611          5,561           5,602          5,581
==========================================================================================================

3. Reinsurance

The table below summarizes the effect of reinsurance on premiums written and earned (dollars in thousands):

                                                                    Quarter Ended June 30,
----------------------------------------------------------------------------------------------------------
                                                            1995                            1994
----------------------------------------------------------------------------------------------------------
                                                   Written         Earned         Written           Earned
 Direct                                             $ 94,704       $ 82,441        $ 81,843       $ 70,025
 Assumed                                               7,929         10,007           6,357          6,382
 Ceded                                               (26,861)       (23,999)        (20,430)       (18,673)
----------------------------------------------------------------------------------------------------------
   Net premiums                                     $ 75,772       $ 68,449        $ 67,770       $ 57,734
==========================================================================================================


                                                                   Six Months Ended June 30,
----------------------------------------------------------------------------------------------------------
                                                            1995                           1994
----------------------------------------------------------------------------------------------------------
                                                   Written         Earned         Written         Earned
 Direct                                            $ 175,250      $ 160,617       $ 144,853      $ 136,209
 Assumed                                              24,896         21,897          12,404         13,816
 Ceded                                               (54,595)       (48,281)        (35,263)       (37,169)
----------------------------------------------------------------------------------------------------------
   Net premiums                                    $ 145,551      $ 134,233       $ 121,994      $ 112,856
==========================================================================================================


Incurred losses and loss adjustment expenses are net of reinsurance recoveries of $18.2 million and $15.1 million for the quarters ended June 30, 1995 and 1994, respectively, and $33.3 million and $30.2 million for the six months ended June 30, 1995 and 1994, respectively.


4. Acquisition of Lincoln Insurance Company

On May 30, 1995, the Company acquired 100% of the outstanding common stock of Lincoln Insurance Company (LIC). The transaction was accounted for as a purchase. LIC's results are included in the Company's results of operations from the date of acquisition. LIC's impact on second quarter results of operations was immaterial.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
Quarter and Six Months ended June 30, 1995 compared to Quarter and Six Months ended June 30, 1994

The Company underwrites specialty insurance products and programs to niche markets. Significant areas of underwriting include professional and products liability, excess and surplus lines, specialty programs and specialty personal and commercial lines. Professional liability coverage is offered to physicians and health professionals, insurance companies, directors and officers, attorneys and architects and engineers. Products liability insurance is provided to manufacturers and distributors. Property/casualty insurance for nonstandard and hard-to-place risks is underwritten on an excess and surplus lines basis. Specialty program insurance includes coverage for camps, youth and recreation, health and fitness and agribusiness organizations, as well as accident and health insurance for colleges. The Company also underwrites personal and commercial property and liability coverages for watercraft, motorcycles, mobile homes, dwellings and commercial freight companies, and maintains wholesale and retail brokerage operations that produce business primarily for its insurance subsidiaries.

On May 30, 1995, the Company purchased Lincoln Insurance Company (LIC), an
excess and surplus lines insurer.    The Company intends to reorganize LIC and
renew certain portions of LIC's book of business in its existing insurance subsidiaries. The Company also expects to recognize earned premiums from LIC's remaining book over the next twelve to fifteen months.

Following is a comparison of gross premium volume by significant underwriting area:

                              Gross Premium Volume

                  Quarter Ended June 30,                                                      Six Months Ended June 30,
-------------------------------------------------------------------------------------------------------------------------
                1995                1994    (amounts in thousands)                             1995                1994
-------------------------------------------------------------------------------------------------------------------------
            $ 34,923            $ 34,953    Professional/Products Liability                 $  67,218          $   65,250
              25,357              22,626    Excess & Surplus Lines                             51,656              40,770
              26,860              22,025    Specialty Program Insurance                        50,531              40,741
              10,237               5,486    Specialty Personal and Commercial Lines            18,409               6,931
               6,076               6,783    Other                                              10,726              10,873
-------------------------------------------------------------------------------------------------------------------------
            $103,453            $ 91,873    Total                                          $  198,540           $ 164,565
=========================================================================================================================


Gross premium volume increased 13% to $103.5 million for the second quarter and 21% to $198.5 million for the six month period in 1995 from $91.9 million and
$164.6 million, respectively, for the same periods in 1994.   Premiums from new
programs provided most of the growth for the quarter and six month period in 1995.

Premiums from professional/products liability insurance totalled $34.9 million for the second quarter and $67.2 million for the six month period compared to $35.0 million and $65.3 million, respectively, for the same periods last year. The Company reported growth in the medical malpractice and specified medical professions product lines for both periods. However, competition in other professional/products liability markets intensified during the second quarter, which reduced premiums in other programs offsetting the growth in medical malpractice and specified medical professions production.

Excess and surplus lines second quarter gross premium volume grew 12% to $25.4
million from $22.6 million a year earlier.   For the six month period, excess
and surplus lines gross premium volume rose 27% to $51.7 million from $40.8
million in 1994.   The growth in both periods reflected the impact of a special
property insurance program introduced in the second quarter of 1993.   Premiums
from special property insurance increased to $9.0 million for the quarter and $18.3 million for the six month period, up from $4.5 million and $7.4 million,
respectively,  for the same periods last year.   The quarterly gain was
tempered by lower casualty premiums due to strong competition and softening market conditions.

Specialty program insurance premiums advanced 22% to $26.9 million for the second quarter and increased 24% to $50.5 million for the six month period from $22.0 million and $40.7 million for the quarter and six month periods in
1994.    The increases followed policy processing improvements and other operating efficiencies in the Company's specialty program insurance division.

Specialty personal and commercial lines premiums of $10.2 million for the second quarter and $18.4 million for the six month period were up significantly from $5.5 million and $6.9 million, respectively, during the same periods a
year ago.   New programs, including property coverage for mobile homes and property and liability coverages for commercial autos, contributed $3.6 million and $10.0 million to the quarterly and six month gross premium volume. Marketing and promotion efforts also enhanced production from established books of business in both periods.

Other gross premium totalled $6.1 million for the second quarter and $10.7 million for the six month period compared to $6.8 million and $10.9 million, respectively, for the same periods in 1994. Other gross premium volume included production from the Company's brokerage operations as well as run-off business related to LIC.

The Company enters into reinsurance agreements in order to reduce its liability on individual risks and enable it to underwrite policies with higher limits. The Company's net retention of gross premium volume fell to 73% in the second quarter and six month period from 74% for the same periods a year earlier.
The slight decline reflected the impact of new programs, notably the special property insurance program, which typically have lower net retentions than the Company's established product lines.

Following is a comparison of earned premiums by significant underwriting area:

                                Earned Premiums

                  Quarter Ended June 30,                                                       Six Months Ended June 30,
-------------------------------------------------------------------------------------------------------------------------
                1995                1994    (amounts in thousands)                              1995                1994
-------------------------------------------------------------------------------------------------------------------------
             $28,383            $ 26,838    Professional/Products Liability                  $ 55,730          $   52,242
              17,080              14,675    Excess & Surplus Lines                             33,737              28,331
              15,210              12,247    Specialty Program Insurance                        31,447              24,761
               5,548               2,523    Specialty Personal and Commercial Lines            10,632               4,723
               2,228               1,451    Other                                               2,687               2,799
-------------------------------------------------------------------------------------------------------------------------
            $ 68,449            $ 57,734    Total                                            $134,233           $ 112,856
=========================================================================================================================

Total operating revenues for the second quarter increased 24% to $82.6 million from $66.4 million in 1994. For the six month period, operating revenues rose
21% to $159.1 million from $131.9 million a year ago.   Earned premiums
advanced to $68.4 million for the quarter and $134.2 million for the six month period from $57.7 million and $112.9 million, respectively, for the same
periods in 1994.    Higher gross premium volume over the past two years
prompted the 19% quarterly and year-to-date earned premium increases.

Second quarter net investment income rose 48% to $10.1 million from $6.8 million a year ago. For the six month period, net investment income increased 36% to $18.5 million from $13.6 million in 1994. The increases reflected the
impact of a significantly larger investment portfolio  and higher yields.   The
Company's invested assets were $797.5 million at June 30, 1995 compared to $575.4 million at June 30, 1994.

Realized investment gains totalled $3.1 million for the second quarter and $4.6 million for six months compared to $0.9 million and $3.6 million, respectively,
for the same periods last year.   Variability in the timing of realized
investment gains is to be expected and often results from interest rate volatility which affects the market values of fixed maturity and equity investments.

Total operating expenses for the second quarter were $69.1 million compared to $58.2 million in 1994. Total operating expenses for the six month period were $134.8 million compared to $114.5 million a year ago. The 19% and 18% quarterly and year-to-date increases, respectively, resulted primarily from higher variable expenses associated with higher earned premiums.

Following is a comparison of selected data from the Company's operations (in thousands):

                 Quarter Ended June 30,                                                       Six Months Ended June 30,
-------------------------------------------------------------------------------------------------------------------------
              1995                1994          (amounts in thousands)                          1995                1994
-------------------------------------------------------------------------------------------------------------------------
            $103,453            $ 91,873    Gross premium volume                             $198,540           $ 164,565
            $ 75,772            $ 67,770    Net premiums written                             $145,551           $ 121,994
                 73%                 74%    Net retention                                         73%                 74%
            $ 68,449            $ 57,734    Earned premiums                                  $134,233           $ 112,856
            $ 46,011            $ 37,593    Losses and loss adjustment expenses              $ 88,034           $  71,836
                                            Underwriting, acquisition, and
            $ 22,074             $18,457       insurance expenses                            $ 44,679           $  37,765

                                            GAAP ratios
                 67%                 65%       Loss ratio                                         66%                 64%
                 32%                 32%       Expense ratio                                      33%                 33%
-------------------------------------------------------------------------------------------------------------------------
                 99%                 97%    Combined ratio                                        99%                 97%
=========================================================================================================================


The second quarter combined loss and expense ratio increased to 99% compared to 97% last year. For the six month period, the combined ratio also increased to
99% from 97% in 1994.   The loss ratio rose to 67% for the quarter and 66% for
the six month period from 65% and 64% for the quarter and six month periods,
respectively, last year.   The loss ratios rose as intense competition and
continued soft market conditions prompted the Company to establish loss reserves for current business at higher levels relative to the prior year.

Second quarter and six month expenses as a percentage of earned premium were
flat when compared to the prior year.   The Company reported an expense ratio
of 32% for the second quarter of 1995 and an expense ratio of 33% for the six
month period in 1995.   Cost controls and operating improvements contributed to
the consistent expense ratios.

In the second quarter, amortization expense declined to $0.6 million from $1.7 million for the same period last year. For the six month period, amortization
expense decreased to  $1.3 million from $3.4 million in 1994.   The declines in
both periods resulted from the expiration of noncompete agreements in December 1994.

Higher net investment income and higher earned premiums with continued underwriting profitability fueled significant growth in core operating income
for both the quarter and six month period.   The Company focuses on core
underwriting and investing results before consideration of realized gains or losses from the sales of investments and expenses related to the amortization of intangible assets in order to reduce the variability in results associated with realized investment gains or losses and eliminate the impact of accounting
conventions which do not reflect current operating costs.    For the second
quarter of 1995, income from core underwriting and investing operations increased 23% to $8.8 million from $7.2 million in 1994. For the six month period, income from core operations grew 25% to $16.8 million from $13.4 million last year.

Interest expense was $2.2 million for the quarter and $4.1 million for the six month period compared to $1.8 million and $3.7 million, respectively, for the
same periods in 1994.   The Company increased borrowings in order to facilitate
the purchase of LIC, leading to higher interest expense in both the quarter and six month period.

The Company's effective tax rate for the second quarter and six month period was 26% of income before income taxes compared to 28% of income before income taxes for the same periods last year.

Second quarter 1995 net income rose 82% to $8.4 million from $4.6 million in 1994. For the six month period, net income advanced 52% to $14.9 million from $9.8 million last year. The strong performance reflected higher net investment income, higher earned premiums with continued underwriting profitability and lower amortization expenses.


FINANCIAL CONDITION AS OF JUNE 30, 1995

The Company's insurance operations collect premiums and pay current claims, reinsurance commissions and operating expenses. Premiums collected and positive cash flows from the insurance operations are invested primarily in short-term investments and long-term bonds. The Company's short-term investments provide liquidity for projected claims, reinsurance costs and operating expenses.

For the six month period ended June 30, 1995, the Company reported net cash provided by operating activities of $88.3 million, compared to net cash provided by operating activities of $23.9 million for the same period in 1994. Higher premiums, commutations from reinsurers and other settlements contributed to strong operating cash flow in the six month period.

For the six month period ended June 30, 1995, the Company reported net cash used by investing activities of $102.8 million compared to $18.1 million in
1994.   The Company's invested assets increased to $797.5 million at June 30,
1995 from $611.7 million at December 31, 1994.     The acquisition of LIC on
May 30, 1995 added approximately $60 million to the investment portfolio and commutations with reinsurers and other settlements contributed approximately
$45 million to invested assets during the six month period.    In addition, the
market value of the Company's investment portfolio increased by $40.7 million since December 31, 1994. As of June 30, 1995, the estimated fair value of the Company's fixed maturity investments exceeded cost by $9.8 million, while the estimated fair value of its equity investments exceeded cost by $21.2 million.

At June 30, 1995 the Company's fixed maturity and equity investments comprised approximately 73% and 16% of total investments, respectively. The Company expects variability in its realized and unrealized investment gains due to interest rate volatility as well as other economic conditions.

During the second quarter, the Company borrowed $17.0 million under an existing
credit facility  in order to complete the purchase of LIC.   As of June 30,
1995, the unused balances available  under the credit facility totalled $23.0
million.    The Company has received regulatory approval to repay  a portion of the outstanding borrowings with dividends from LIC.

Stockholders' equity at June 30, 1995 was $179.9 million compared to $138.5
million at December 31, 1994.    Book value per common share  rose to  $33.25
at June 30, 1995  from $25.71 at December  31, 1994.   During the six month
period, net unrealized investment gains, net of income taxes, increased by $26.4 million. There were no other material changes in the Company's financial condition from that reported as of December 31, 1994.


OTHER ITEMS

In July 1995, the Company took advantage of favorable conditions in the real estate market and executed sale and lease agreements related to its home
office properties in Richmond, Virginia.     The Company sold the properties
which housed its corporate offices and Richmond-based underwriting units for approximately $19 million after expenses and concurrently entered into ten to
twelve year operating lease agreements with the buyers.    The $4.9 million
gain on the sale of the properties will be deferred and amortized over the terms of the operating leases.

The Company recently filed a registration statement on Form S-8 with the Securities and Exchange Commission related to an employee stock purchase and loan program. In connection with the program, the Company may, from time to time, make open market and other purchases up to a total of 125,000 shares of the Company's common stock on behalf of its employees and directors.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

The Corporation's Annual Meeting was held on May 17, 1995, in Richmond, Virginia. At the Annual Meeting, shareholders elected directors for the ensuing year and ratified the selection by the Board of Directors of KPMG Peat Marwick as the Company's independent auditors for the year ending December 31, 1995. The results of the meeting were as follows:

Election of Directors             For                          Withheld
---------------------             ---                          --------
   Alan I. Kirshner            4,663,465                        31,639
   Anthony F. Markel           4,663,465                        31,639
   Steven A. Markel            4,663,465                        31,639
   Darrell D. Martin           4,663,465                        31,639
   Leslie A. Grandis           4,663,465                        31,639
   Stewart M. Kasen            4,663,465                        31,639
   Gary L. Markel              4,663,465                        31,639
   V. Prem Watsa               4,663,465                        31,639

Ratification of Selection of Auditors:

                                                       Abstentions and Brokers
      For                         Against                     Non-Votes
      ---                         -------                     ---------
   4,678,103                       7,998                         9,002


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

The Exhibits to this Report are listed in the Exhibit Index.

(b) Reports on Form 8-K: The Company filed a Report on Form 8-K dated May 30, 1995 reporting under items 2 and 7 with respect to the acquisition of LIC. The following financial statements were filed as part of the Report on Form 8-K.

Financial Statements of Business Acquired (Lincoln Insurance Company)
   Independent Auditor's Report
   Balance Sheets December 31, 1994 and 1993
   Statements of Income for the years ended December 31. 1994 and 1993 Statements of Stockholder's Equity December 31, 1994 and 1993
   Statements of Cash Flows for the years ended December 31, 1994 and 1993 Notes to Financial Statements

Pro Forma Financial Information (Unaudited)
   Pro Forma Consolidated Balance Sheet March 31, 1995
   Pro Forma Consolidated Statement of Income for the three months ended
    March 31, 1995
   Pro Forma Consolidated Statement of Income for the year ended
    December 31, 1994

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of July, 1995.

                                 Markel Corporation





                                 By   Alan I. Kirshner
                                    --------------------------------------
                                        Alan I. Kirshner
                                        Chief Executive Officer
                                          (Principal Executive Officer)



                                 By   Anthony F. Markel
                                    --------------------------------------
                                        Anthony F. Markel
                                         President
                                          (Principal Operating Officer)



                                 By   Steven A. Markel
                                    --------------------------------------
                                        Steven A. Markel
                                        Vice Chairman



                                 By   Darrell D. Martin
                                    --------------------------------------
                                        Darrell D. Martin
                                        Executive Vice President and
                                        Chief Financial Officer
                                          (Principal Financial Officer and
                                            Principal Accounting Officer)

                                 Exhibit Index


Number               Description
   2(a)              Stock Purchase Agreement dated as of April 5, 1995, between  Markel
                     Corporation and Lincoln Insurance Group, Inc. as amended by
                     Amendment dated May 30, 1995  *

   2(b)              Indemnification Agreement between Markel Corporation and Lincoln
                     Insurance Group, Inc. dated May 30, 1995  *

   2(c)              Guaranty provided by The Thomson Corporation in favor of Markel
                     Corporation dated May 30, 1995  *

     27              Financial Data Schedule **


* Incorporated by reference to the exhibit with the same reference number and included in Registrant's Report on Form 8-K filed May 30, 1995.
** Filed electronically with the Commission's operational EDGAR system.