Form 10-Q
period 1995-09-30
MARKEL CORP
filed 1995-11-01
CIK 803509

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

/ X / Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1995

or

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

Yes / X /   No /   /

Number of shares of the registrant's common stock outstanding at October 30, 1995: 5,413,420

                               Markel Corporation
                                   Form 10-Q

                                     Index

                                                                                    Page Number
PART I. FINANCIAL INFORMATION:

         Item 1. Financial Statements

              Consolidated Balance Sheets--
               September 30, 1995 and December 31, 1994                                  3

              Consolidated Statements of Income--
               Quarters and Nine Months Ended September 30, 1995 and 1994                4

              Consolidated Statements of Cash Flows--
               Nine Months Ended September 30, 1995 and 1994                             5

              Notes to Consolidated Financial Statements--
               September 30, 1995                                                        6

         Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                                  8

PART II. OTHER INFORMATION:

         Item 6. Exhibits and Reports on Form 8-K                                       12

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      MARKEL CORPORATION AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                                                        September 30,        December 31,
                                                                                        ---------------------------------
                                                                                            1995                 1994
=========================================================================================================================
                                                                                                (dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value
    Fixed maturities (cost of $648,808 in 1995 and $441,983 in 1994)                     $   660,436          $   423,114
    Equity securities (cost of $104,418 in 1995 and $98,117 in 1994)                         131,579              107,315
    Short-term investments (estimated fair value approximates cost)                           97,299               81,258
-------------------------------------------------------------------------------------------------------------------------
     Total investments, available-for-sale                                                   889,314              611,687
-------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents                                                                     12,192               10,229
Receivables                                                                                   60,331               71,561
Reinsurance recoverable on unpaid losses                                                     170,429              180,934
Reinsurance recoverable on paid losses                                                        16,000               45,163
Deferred policy acquisition costs                                                             33,612               26,064
Prepaid reinsurance premiums                                                                  40,616               37,290
Property and equipment                                                                        27,586               43,288
Intangible assets                                                                             42,052               45,086
Deferred tax asset                                                                                --               14,912
Other assets                                                                                  19,740               17,274
-------------------------------------------------------------------------------------------------------------------------

     Total assets                                                                        $ 1,311,872          $ 1,103,488
=========================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

Unpaid losses and loss adjustment expenses                                               $   729,816          $   652,930
Unearned premiums                                                                            178,285              146,553
Payables to insurance companies                                                               24,038               20,757
Long-term debt (estimated fair value of $115,188 in 1995 and $87,489 in 1994)                118,176              100,686
Other liabilities                                                                             67,580               44,061
-------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                     1,117,895              964,987
-------------------------------------------------------------------------------------------------------------------------

Stockholders' equity
    Common stock                                                                              23,039               22,929
    Retained earnings                                                                        145,726              121,858
    Net unrealized gains (losses) on fixed maturities and equity securities,
      net of taxes                                                                            25,212               (6,286)
-------------------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                              193,977              138,501
-------------------------------------------------------------------------------------------------------------------------

     Total liabilities and stockholders' equity                                          $ 1,311,872          $ 1,103,488
=========================================================================================================================


See accompanying notes to consolidated financial statements.

                      MARKEL CORPORATION AND SUBSIDIARIES

                       Consolidated Statements of Income

                                                                        Quarter Ended,               Nine Months Ended
                                                                         September 30,                 September 30,
                                                                   -----------------------      -------------------------
                                                                      1995          1994           1995            1994
-------------------------------------------------------------------------------------------------------------------------
                                                                       (dollars in thousands, except per share data)
Operating revenues
    Earned premiums                                                $ 75,659       $ 63,828      $ 209,892       $ 176,684
    Net investment income                                            12,058          7,529         30,530          21,092
    Net realized gains from investment sales                          3,037            265          7,650           3,868
    Other                                                               789            792          2,561           2,636
-------------------------------------------------------------------------------------------------------------------------
     Total operating revenues                                        91,543         72,414        250,633         204,280
-------------------------------------------------------------------------------------------------------------------------

Operating expenses
    Losses and loss adjustment expenses                              49,651         40,364        137,685         112,200
    Underwriting, acquisition and insurance expenses                 25,575         21,719         70,254          59,484
    Other                                                               410            443          1,239           1,975
    Amortization of intangible assets                                   899          2,038          2,192           5,448
-------------------------------------------------------------------------------------------------------------------------
    Total operating expenses                                         76,535         64,564        211,370         179,107
-------------------------------------------------------------------------------------------------------------------------

     Operating income                                                15,008          7,850         39,263          25,173
Interest expense                                                      2,173          1,992          6,304           5,691
-------------------------------------------------------------------------------------------------------------------------
     Income before income taxes                                      12,835          5,858         32,959          19,482
Income taxes                                                          3,851          1,640          9,083           5,455
-------------------------------------------------------------------------------------------------------------------------
     Net income                                                    $  8,984       $  4,218      $  23,876       $  14,027
=========================================================================================================================

Earnings per share
    Primary                                                        $   1.59       $   0.76      $    4.26       $    2.51
-------------------------------------------------------------------------------------------------------------------------
    Fully diluted                                                  $   1.59       $   0.76      $    4.23       $    2.51
=========================================================================================================================


See accompanying notes to consolidated financial statements.

                      MARKEL CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                                                                                 Nine Months Ended
                                                                                                   September 30,
                                                                                        ---------------------------------
                                                                                            1995                 1994
-------------------------------------------------------------------------------------------------------------------------
                                                                                                (dollars in thousands)
Operating Activities
    Net income                                                                          $     23,876          $    14,027
    Adjustments to reconcile net income to net cash provided  by operating activities        126,780               21,204
-------------------------------------------------------------------------------------------------------------------------
 Net cash provided by operating activities                                                   150,656               35,231
-------------------------------------------------------------------------------------------------------------------------

Investing Activities
    Proceeds from sales of fixed maturities and equity securities                            427,790              267,518
    Proceeds from maturities of fixed maturities                                              15,561               12,622
    Cost of fixed maturities and equity securities purchased                                (587,422)            (308,036)
    Net change in short-term investments                                                     (16,041)             (30,292)
    Purchase of Lincoln Insurance Company - net of cash acquired                             (21,747)                  --
    Proceeds from sale of Corporate headquarters buildings                                    19,068                   --
    Other                                                                                     (3,454)              17,346
-------------------------------------------------------------------------------------------------------------------------
 Net cash used by investing activities                                                      (166,245)             (40,842)
-------------------------------------------------------------------------------------------------------------------------

Financing Activities
    Borrowings under credit facility                                                          27,500                   --
    Net proceeds from issuance of long-term debt                                                  --               24,280
    Repayment of long-term debt and credit facility                                          (10,050)              (1,550)
    Retirement of capital lease                                                                   --              (19,584)
    Repurchase of common stock                                                                    --               (2,520)
    Other                                                                                        102                  402
-------------------------------------------------------------------------------------------------------------------------
 Net cash provided by financing activities                                                    17,552                1,028
-------------------------------------------------------------------------------------------------------------------------

    Increase (decrease) in cash and cash equivalents                                           1,963               (4,583)
    Cash and cash equivalents at beginning of period                                          10,229               12,386
-------------------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents at end of period                                          $     12,192          $     7,803
=========================================================================================================================


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--September 30, 1995

1. Principles of Consolidation

The consolidated balance sheet as of September 30, 1995, the related consolidated statements of income for the quarters and nine months ended September 30, 1995 and 1994, and the consolidated statements of cash flows for the nine months ended September 30, 1995 and 1994, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results of operations for the full year.

The consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's annual consolidated financial statements and notes.

Certain reclassifications of prior year's amounts have been made to conform with 1995 presentations.


2. Earnings per share

Earnings per share was determined by dividing net income, as adjusted below, by the applicable shares outstanding (in thousands):

                                                                        Quarter Ended,               Nine Months Ended
                                                                         September 30,                 September 30,
                                                                    ----------------------       ------------------------
                                                                      1995           1994          1995            1994
-------------------------------------------------------------------------------------------------------------------------

 Net income, as reported                                            $ 8,984        $ 4,218       $ 23,876        $ 14,027
    Dividends on redeemable preferred stock                              (4)            (4)           (12)            (12)
-------------------------------------------------------------------------------------------------------------------------
 Primary and fully diluted income                                   $ 8,980        $ 4,214       $ 23,864        $ 14,015
=========================================================================================================================

 Average common shares outstanding                                    5,411          5,384          5,402           5,398
    Shares applicable to common stock equivalents                       221            177            195             175
-------------------------------------------------------------------------------------------------------------------------
Average primary shares outstanding                                    5,632          5,561          5,597           5,573

 Additional dilution attributable to common
    stock equivalents                                                    16             --             42              --
-------------------------------------------------------------------------------------------------------------------------
Average fully diluted shares outstanding                              5,648          5,561          5,639           5,573
=========================================================================================================================

3. Reinsurance

The table below summarizes the effect of reinsurance on premiums written and earned (dollars in thousands):

                                                                                 Quarter Ended September 30,
-------------------------------------------------------------------------------------------------------------------------
                                                                             1995                           1994
-------------------------------------------------------------------------------------------------------------------------
                                                                    Written         Earned        Written          Earned
Direct                                                            $ 105,517       $ 95,144       $ 90,908        $ 76,816
Assumed                                                               4,624          5,717          9,772           7,044
Ceded                                                               (26,706)       (25,212)       (26,288)        (20,032)
-------------------------------------------------------------------------------------------------------------------------
   Net premiums                                                   $  83,435       $ 75,659       $ 74,392        $ 63,828
=========================================================================================================================





                                                                               Nine Months Ended September 30,
-------------------------------------------------------------------------------------------------------------------------
                                                                             1995                          1994
-------------------------------------------------------------------------------------------------------------------------
                                                                    Written         Earned        Written          Earned
Direct                                                            $ 280,767      $ 255,761      $ 235,761       $ 213,025
Assumed                                                              22,111         23,434         22,176          20,860
Ceded                                                               (73,892)       (69,303)       (61,551)        (57,201)
-------------------------------------------------------------------------------------------------------------------------
   Net premiums                                                   $ 228,986      $ 209,892      $ 196,386       $ 176,684
=========================================================================================================================


Incurred losses and loss adjustment expenses are net of reinsurance recoveries of $16.9 million and $28.0 million for the quarters ended September 30, 1995 and 1994, respectively, and $47.1 million and $58.2 million for the nine months ended September 30, 1995 and 1994, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Quarter and Nine Months ended September 30, 1995 compared to Quarter and Nine Months ended September 30, 1994

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

Following is a comparison of gross premium volume by significant underwriting area:

                                                       Gross Premium Volume
                  Quarter Ended                                                                       Nine Months Ended
                  September 30,                                                                         September 30,
-------------------------------------------------------------------------------------------------------------------------
               1995            1994                   (amounts in thousands)                         1995            1994
-------------------------------------------------------------------------------------------------------------------------
          $  29,177       $  31,597          Professional/Products Liability                  $    96,395      $   96,847
             28,585          28,154          Excess & Surplus Lines                                80,241          68,924
             31,686          31,435          Specialty Program Insurance                           82,217          72,176
             13,725           4,613          Specialty Personal and Commercial Lines               32,134          11,544
              8,687           5,772          Other                                                 19,413          16,645
-------------------------------------------------------------------------------------------------------------------------
          $ 111,860       $ 101,571          Total                                            $   310,400      $  266,136
=========================================================================================================================


Gross premium volume increased 10% to $111.9 million for the third quarter and 17% to $310.4 million for the nine month period in 1995 from $101.6 million and $266.1 million, respectively, for the same periods in 1994. Premiums from new programs provided most of the growth for the quarter and nine month period in 1995.

Premiums from professional/products liability insurance totalled $29.2 million for the third quarter and $96.4 million for the nine month period compared to $31.6 million and $96.8 million, respectively, for the same periods last year. The Company reported growth in the medical malpractice and specified medical professions product lines for both periods. However, third quarter production from professional and products liability programs was adversely affected by increasing competition which offset the growth in the medical malpractice and specified medical professions lines.

Excess and surplus lines third quarter gross premium volume totalled $28.6 million compared to $28.2 million a year earlier. For the nine month period, excess and surplus lines gross premium volume rose 16% to $80.2 million from $68.9 million in 1994. The year-to-date increase resulted from special property insurance premiums which increased 69% to $28.8 million from $17.1 million in the prior year.

Specialty program insurance premiums totalled $31.7 million for the third quarter compared to $31.4 million in the prior year. For the nine month period, premiums advanced 14% to $82.2 million from $72.2 million in 1994. The increase followed policy processing improvements and other operating efficiencies in the Company's specialty program insurance division.

Specialty personal and commercial lines premiums were $13.7 million for the third quarter and $32.1 million for the nine month period, up significantly from $4.6 million and $11.5 million, respectively, for the same periods a year ago. New programs, including property coverage for mobile homes and low value dwellings, liability coverages for commercial autos and physical damage coverage for personal autos, contributed $8.0 million to quarterly production and $17.9 to the nine month gross premium volume. The growth was supported by marketing and promotion efforts which enhanced production from established books of business in both periods.

Other gross premium volume totalled $8.7 million for the third quarter and $19.4 million for the nine month period compared to $5.8 million and $16.6 million, respectively, for the same periods in 1994. Other gross premium volume included production from the Company's brokerage operations as well as run-off business related to the acquisition of Lincoln Insurance Company (LIC) in May 1995.

The Company enters into reinsurance agreements in order to reduce its liability on individual risks and enable it to underwrite policies with higher limits. The Company's net retention of gross premium volume rose to 75% in the third quarter from 73% in the prior year. For the nine month period, the Company maintained a 74% net retention.

Following is a comparison of earned premiums by significant underwriting area:

                                                         Earned Premiums
                  Quarter Ended                                                                       Nine Months Ended
                  September 30,                                                                         September 30,
-------------------------------------------------------------------------------------------------------------------------
               1995            1994                   (amounts in thousands)                         1995            1994
-------------------------------------------------------------------------------------------------------------------------
           $ 28,545        $ 27,566          Professional/Products Liability                    $  84,275       $  79,808
             17,987          17,237          Excess & Surplus Lines                                51,724          45,568
             16,699          14,406          Specialty Program Insurance                           48,146          39,167
              6,874           3,097          Specialty Personal and Commercial Lines               17,506           7,820
              5,554           1,522          Other                                                  8,241           4,321
-------------------------------------------------------------------------------------------------------------------------
           $ 75,659        $ 63,828          Total                                              $ 209,892       $ 176,684
=========================================================================================================================


Total operating revenues for the third quarter increased 26% to $91.5 million from $72.4 million in 1994. For the nine month period, operating revenues rose 23% to $250.6 million from $204.3 million a year ago. Earned premiums advanced to $75.7 million for the quarter and $209.9 million for the nine month period from $63.8 million and $176.7 million, respectively, for the same periods in 1994. Higher gross premium volume prompted the 19% quarterly and year-to-date increase in earned premiums.

Third quarter net investment income rose 60% to $12.1 million from $7.5 million a year ago. For the nine month period, net investment income increased 45% to $30.5 million from $21.1 million in 1994. The increases reflected the impact of a significantly larger investment portfolio and higher yields. The Company's invested assets were $889.3 million at September 30, 1995 compared to $625.7 million at September 30, 1994.

Realized investment gains totalled $3.0 million for the third quarter and $7.7 million for nine months compared to $0.3 million and $3.9 million, respectively, for the same periods last year. Variability in the timing of realized investment gains is to be expected and often results from interest rate volatility which affects the market values of fixed maturity and equity investments.

Total operating expenses for the third quarter were $76.5 million compared to $64.6 million in 1994. Total operating expenses for the nine month period were $211.4 million compared to $179.1 million a year ago. The 19% and 18% quarterly and year-to-date increases, respectively, resulted primarily from higher variable expenses associated with higher earned premiums.

Following is a comparison of selected data from the Company's operations (in thousands):

                  Quarter Ended                                                                       Nine Months Ended
                  September 30,                                                                         September 30,
-------------------------------------------------------------------------------------------------------------------------
               1995            1994                   (amounts in thousands)                         1995            1994
-------------------------------------------------------------------------------------------------------------------------
          $ 111,860       $ 101,571          Gross premium volume                               $ 310,400       $ 266,136
          $  83,435       $  74,392          Net premiums written                               $ 228,986       $ 196,386
                75%             73%          Net retention                                            74%             74%
          $  75,659       $  63,828          Earned premiums                                    $ 209,892       $ 176,684
          $  49,651       $  40,364          Losses and loss adjustment expenses                $ 137,685       $ 112,200
                                             Underwriting, acquisition, and
          $  25,575       $  21,719            insurance expenses                               $  70,254       $  59,484

                                             GAAP ratios
                65%             63%            Loss ratio                                             65%             63%
                34%             34%            Expense ratio                                          34%             34%
-------------------------------------------------------------------------------------------------------------------------
                99%             97%            Combined ratio                                         99%             97%
=========================================================================================================================


The third quarter and nine month combined loss and expense ratio increased to 99% from 97% in both periods in 1994. The loss ratio rose to 65% for the quarter and the nine month period from 63% for the same periods a year ago. Loss ratios rose as increased competition and continued soft market conditions prompted the Company to establish loss reserves for current business at higher levels relative to the prior year. Third quarter and nine month expenses remained steady at 34% of earned premiums. The Company's continuing focus on process improvements and cost controls has helped to maintain expense ratios in 1995 and 1994.

In the third quarter, amortization expense declined to $0.9 million from $2.0 million for the same period last year. For the nine month period, amortization expense decreased to $2.2 million from $5.4 million in 1994. The declines in both periods resulted from the expiration of noncompete agreements in December 1994.

Higher net investment income and higher earned premiums with continued underwriting profitability fueled significant growth in core operating income for both the quarter and nine month period. The Company focuses on core underwriting and investing results before consideration of realized gains or losses from the sales of investments and expenses related to the amortization of intangible assets in order to reduce the variability in results associated with realized investment gains or losses and eliminate the impact of accounting conventions which do not reflect current operating costs. For the third quarter of 1995, pre-tax income from core underwriting and investing operations increased 26% to $9.6 million from $7.6 million in 1994. For the nine month period, pre-tax income from core operations grew 23% to $25.9 million from $21.1 million last year.

Interest expense was $2.2 million for the quarter and $6.3 million for the nine month period compared to $2.0 million and $5.7 million, respectively, for the same periods in 1994. The Company increased borrowings in order to facilitate the purchase of LIC, leading to higher interest expense in both the quarter and nine month period.

The Company's effective tax rate for the third quarter was 30% of income before income taxes compared to 28% of income before income taxes for the same period last year. The rise in the effective tax rate followed a reallocation of the Company's investment portfolio from tax-advantaged to taxable securities. For the nine month period in both years, the Company's effective tax rate was 28% of income before income taxes.

Third quarter net income rose sharply to $9.0 million from $4.2 million in 1994. For the nine month period, net income advanced to $23.9 million from $14.0 million last year. The strong performance reflected higher net investment income, higher earned premiums with continued underwriting profitability and lower amortization expenses.

FINANCIAL CONDITION AS OF SEPTEMBER 30, 1995

The Company's insurance operations collect premiums and pay current claims, reinsurance commissions and operating expenses. Premiums collected and positive cash flows from the insurance operations are invested primarily in short-term investments and long-term bonds. The Company's short-term investments provide liquidity for projected claims, reinsurance costs and operating expenses.

For the nine month period ended September 30, 1995, the Company reported net cash provided by operating activities of $150.7 million, compared to net cash provided by operating activities of $35.2 million for the same period in 1994. Higher premiums, commutations from reinsurers and other settlements contributed to strong operating cash flow in the nine month period.

For the nine month period ended September 30, 1995, the Company reported net cash used by investing activities of $166.2 million compared to $40.8 million in 1994. The Company's invested assets increased to $889.3 million at September 30, 1995 from $611.7 million at December 31, 1994. Commutations with reinsurers and other settlements and the acquisition of LIC contributed approximately $73 million and $60 million, respectively, to invested assets during the nine month period. In addition, the pre-tax market value of the Company's investment portfolio increased by $48.5 million since December 31, 1994. As of September 30, 1995, the estimated fair value of the Company's fixed maturity investments exceeded cost by $11.6 million, while the estimated fair value of its equity investments exceeded cost by $27.2 million.

At September 30, 1995 the Company's fixed maturity and equity investments comprised approximately 74% and 15% of total investments, respectively. The Company expects variability in its realized and unrealized investment gains due to interest rate volatility as well as other economic conditions.

The Company borrowed $17.0 million under an existing credit facility in order to complete the purchase of LIC. As of September 30, 1995, the unused balances available under the credit facility totalled $21.5 million.

Stockholders' equity at September 30, 1995 was $194.0 million compared to $138.5 million at December 31, 1994. Book value per common share rose to $35.84 at September 30, 1995 from $25.71 at December 31, 1994. During the nine month period, net unrealized investment gains, net of income taxes, increased by $31.5 million. There were no other material changes in the Company's financial condition from that reported as of December 31, 1994.

OTHER ITEMS

In July 1995, the Company took advantage of favorable conditions in the real estate market and executed sale and lease agreements related to its home office properties in Richmond, Virginia. The Company sold the properties which housed its corporate offices and Richmond-based underwriting units for approximately $19 million after expenses and concurrently entered into ten to twelve year operating lease agreements with the buyers. The Company realized a $4.9 million gain on the sale of the properties which is being deferred and amortized over the terms of the operating leases.

During the third quarter, the Company filed a registration statement on Form S-8 with the Securities and Exchange Commission related to an employee stock purchase and loan program. The program gave all Markel employees the opportunity to purchase up to 125,000 shares of common stock through loans provided at favorable terms. The first phase of the plan was completed in September 1995. Employees participating in the plan purchased approximately 68,000 shares at an average price of $66.02 per share. The Company may make future purchases of its common stock in order to accommodate employee demand for shares under the program.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit 27 - Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended September 30, 1995.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of October, 1995.


                                        Markel Corporation





                                        By   Alan I. Kirshner
                                           ------------------------------------
                                             Alan I. Kirshner
                                             Chief Executive Officer
                                              (Principal Executive Officer)



                                        By   Anthony F. Markel
                                           ------------------------------------
                                             Anthony F. Markel
                                             President
                                              (Principal Operating Officer)



                                        By   Steven A. Markel
                                           ------------------------------------
                                             Steven A. Markel
                                             Vice Chairman



                                        By   Darrell D. Martin
                                           ------------------------------------
                                             Darrell D. Martin
                                             Executive Vice President and
                                             Chief Financial Officer
                                              (Principal Financial Officer and
                                               Principal Accounting Officer)

                                 Exhibit Index

Number              Description

   27               Financial Data Schedule**


** Filed electronically with the Commission's operational EDGAR system.