Form 10-K405
period 1995-12-31
MARKEL CORP
filed 1996-03-22
CIK 803509

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [fee required] FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [no fee required] For the transition period from ___ to ___

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

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the shares of the registrant's Common Stock held by non-affiliates as of January 31, 1996 was approximately $302,696,408. See
Item 5 for an explanation of the calculation of this figure.

Number of shares of the registrant's Common Stock outstanding at January 31, 1996: 5,423,143.

                      Documents Incorporated By Reference

The portions of the registrant's Annual Report to Shareholders for the Year Ended December 31, 1995, referred to in Parts I and II.

The portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 7, 1996, referred to in Part III.

                                     PART I

ITEM 1.   BUSINESS

GENERAL DESCRIPTION OF BUSINESS AND ORGANIZATIONAL STRUCTURE

         Markel Corporation ("the Company") evolved from a small mutual insurance company founded in the 1920's. The Company was incorporated in Virginia in 1930, reorganized as a holding company in 1980 and had its initial public offering in December 1986.

         The Company is primarily an underwriter of specialty insurance products and programs. The Company focuses on specialty products and programs which serve particular market niches. This focus allows the Company to develop expertise which brings added value to its customers. In this way, the Company enhances its market recognition and is able to compete in its chosen markets on a basis other than price.

         The  Company  is  organized   into  four  primary   business  units  --
professional and products liability, excess and surplus lines, specialty programs and specialty personal and commercial lines. These products are offered through the Company's four insurance subsidiaries. Evanston Insurance Company ("EIC") offers professional and products liability coverages. Essex Insurance Company ("Essex") offers excess and surplus lines property and casualty coverages. Markel Insurance Company ("MIC") offers specialty program and specialty personal lines coverages. Markel American Insurance Company ("MAIC") offers specialty personal and commercial lines coverages.

         On May 30, 1995 the Company acquired all of the issued and outstanding stock of Lincoln Insurance Company ("LIC") and certain other assets for total consideration of approximately $24.3 million. Some of LIC's business has been renewed in Essex and LIC is being reorganized. LIC is not currently writing new or renewal business.

         The Company's underwriting management and brokerage operations include Shand Morahan and Co., Inc. ("SMCO"), Underwriting Management, Inc., ("UMI"), American Underwriting Managers Agency, Inc. ("AUM") and Markel Service, Inc.
("MSI").   SMCO, UMI, AUM, and MSI develop and market insurance products primarily for the four business units described above. MSI maintains retail and wholesale brokerage operations which produce business for the Company and provide assistance and expertise in marketing and new product development.

         Essex and EIC offer coverages in the excess and surplus lines market. The surplus lines market is for hard to place risks and risks that admitted insurers specifically refuse to write. Premium levels are typically higher for excess and surplus lines coverages than for standard coverages because of the lack of availability of coverage through admitted companies. State insurance authorities allow excess and surplus lines companies greater rate and policy form flexibility than admitted companies. As a result, the Company is generally free to set policy premiums and coverage terms by applying its own judgement after consideration of the risks involved. Surplus lines companies are required to be admitted in at least one state, usually their state of domicile. Essex is admitted in Delaware and is eligible to write excess and surplus lines insurance in 49 states and the District of Columbia. EIC is admitted in Illinois and is eligible to write excess and surplus lines insurance in 48 states and the District of Columbia.

         MAIC and MIC operate as admitted carriers and consequently the Company has been able to expand its insurance underwriting operations by insuring certain risks which Essex and EIC, as non-admitted companies, are unable to insure. An admitted or licensed insurer is required to follow a state insurance department's rule, rate and form filing requirements, to pay premium taxes, and to join various state associations, such as guaranty funds. MAIC is licensed to write property and casualty risks in 38 states (including the domicile state of Virginia) and the District of Columbia and is in the process of applying for licenses in other states. MAIC is eligible to write excess and surplus lines insurance in Illinois. MIC is licensed to write insurance in 50 states (including the domicile state of Illinois) and the District of Columbia.

         In a "hard" market characterized by constrained capacity, rising rates and stricter underwriting criteria and policy terms, excess and surplus lines insurers may benefit from their ability to increase their rates more quickly than admitted insurers. In a "soft" market, excess and surplus lines companies may be unable to underwrite certain products due to increased competition from admitted insurers, which may result in lower rates and less stringent underwriting criteria. The Company believes its focus on specialty products and programs mitigates, to some extent, the impact of effects of the cycle of "soft" and "hard" insurance markets.

         Insurance coverages for which losses can be determined and settled in relatively short periods of time are referred to as "short-tail" lines of business, while insurance coverages which require extended periods of time between the occurrence of a loss and the final disposition of a claim are referred to as "long-tail" lines of business. Exposure to external variables, such as inflationary trends or adverse trends in the average cost of settlements, may be greater for "long- tail" lines than for "short-tail" lines because loss reserves are held open for a longer period of time. The Company's property and casualty, specialty program insurance and specialty personal and commercial lines tend to be "short-tail", while its professional and products liability lines tend to be "long-tail". The Company considers the higher variability associated with the professional and products liability business relative to its other lines of business in its estimation of reserves for losses and loss adjustment expenses.

SPECIALTY INSURANCE PRODUCTS

         The Company's specialty insurance products offer coverages designed to meet the needs of policyholders in various market niches. The Company's products and programs are unique because they are generally designed to meet the needs of insureds in niche or emerging markets or they are designed for insureds with specialized exposures or risks that are not adequately served by the standard markets.

         In order to avoid the risks of this business as perceived by the standard markets, the Company must have extensive knowledge and expertise in the specialty areas being marketed and underwritten, which range from medical malpractice and specified medical professions liability insurance to property and liability insurance for campgrounds, exercise clubs or vacant properties. Each risk is considered on an individual basis, and limit restrictions, large deductibles, exclusions and/or surcharges are employed in order to respond to distinctive risk characteristics. The Company may also arrange the insurance for specialized businesses, such as campgrounds or exercise clubs, on a "program" basis, which addresses all or most of the property and liability coverage requirements of the insureds.

         In most of its lines of business, the Company acts as an underwriter, retaining both the risk and related insurance premiums. Specialization allows the Company to bring value to the customer in the form of the particular knowledge and experience of its professional personnel. This specialization also provides a basis for competition other than price and is the manner in which the Company seeks to attain market leadership and achieve superior profitability. The Company evaluates market leadership separately for each of its insurance products and measures market leadership based on external considerations. A product line exhibiting characteristics of market leadership might include underwriting profitability consistently better than the industry average, the fulfillment of a specific need for an identifiable and accessible group of customers, or the delivery of excellent customer service. Management emphasizes quality service in all phases of its operations and believes that this approach has enabled it to maintain strong relationships with its producers.

         The Company underwrites professional liability, errors and omissions, directors and officers and products liability insurance, primarily through EIC. Target markets for the Company's professional liability products include architects and engineers, insurance companies, insurance agents and brokers, lawyers, physicians, surgeons, dentists and other medical professionals. The Company also underwrites products liability insurance for manufacturers and distributors on a selected basis and other specialty property and casualty coverages, including mutual fund management and other specified professions errors and omissions. In 1995 professional and products liability gross premiums written totalled $127.2 million.

         In 1995 the Company underwrote approximately $104.8 million in excess and surplus property/casualty gross premiums through Essex. Property coverages consist principally of fire and allied lines and to a lesser degree, burglary and theft on small commercial buildings such as restaurants, bowling alleys and vacant buildings. Essex also underwrites specialized property coverages, including earthquake, primarily to multi-location, multi-state commercial accounts. Liability coverages encompass premises and business activities for which standard insurance is not available, such as bars and taverns (excluding liquor liability coverages), restaurants, vacant properties and special events. Inland marine coverages are provided primarily for collision and motor truck cargo.

         Through MIC, the Company underwrites specialty program insurance which seeks to meet all of the needs of clients in unique or specialized businesses or with difficult risks. Coverages offered relate primarily to agribusiness, youth and recreation, and health and fitness organizations. MIC also provides accident and health insurance to colleges.

         The agribusiness program provides complete property and casualty coverages, including animal mortality, for any size private farm and for commercial equine operations such as stables and race tracks. The Company markets coverages to horse and farm owners directly and through retail and wholesale insurance agents across the country.

         The youth and recreation program includes camp coverages designed to meet the requirements of the particular facility and may include general liability, property, workers' compensation, umbrella, auto and inland marine insurance. The Company's staff has knowledge of and experience with unique camp exposures such as horseback riding, water sports and other camping activities. The product line also includes package programs for white water rafting operations. Gross premiums written on these coverages have historically been seasonal, peaking during the summer months.

         The Company markets insurance products to health clubs, martial arts schools, gymnastic schools, dance and fitness studios and similar operations. Coverages include property, liability and auto.

         In 1995 gross premium volume from specialty program insurance totalled $102.3 million.

         MAIC  underwrites  specialty  personal and commercial  lines insurance.
Products offered include property and liability coverages for watercraft, motorcycles, automobiles, mobile homes, dwellings, and commercial freight operations. In 1995 gross premium volume from specialty personal and commercial lines was $44.5 million.

         The Company's brokerage and underwriting management operations, MSI, SMCO, AUM and UMI, develop insurance products, evaluate insurance applications, establish applicable premiums and terms of coverage, collect premiums, place reinsurance and process claims for the Company's insurance company subsidiaries. These operations also broker a small amount of business for unaffiliated companies.

         Depending on the insurance product offered and the market involved, the Company may market its products through its own sales representatives, other wholesale and retail brokers, or direct to its customers. These producers provide specialized knowledge of particular products, markets and customers and enable the Company to capitalize on underwriting opportunities. The Company seeks to be a substantial underwriter for its producers in order to enhance the likelihood of receiving the most desirable underwriting opportunities. The Company pays brokers and agents commissions based on the amount of premiums and types of business underwritten. The Company accepts business from insurance brokers and general agents nationwide.

         In 1995 the Company's total gross premium volume was approximately $402.1 million. The Company's largest program accounted for less than 12% of this total. The risk of geographic concentration is generally higher for property exposures than for liability exposures. In 1995, 40% of the Company's earned premiums (32% of gross premiums) were from professional and products liability business. The Company believes its exposure to the risk of geographic concentration is not material because the diversity of its coverages and product lines effectively disperse this risk. In addition, where geographic concentration occurs (for example, earthquake coverage), management seeks to reduce exposure to any one event by use of effective reinsurance programs and through use of exposure analyses generated with catastrophe modeling software.

         For additional information about premium volume and underwriting results, refer to Management's Discussion and Analysis of Financial Condition and Result of Operations on pages 41 through 52 of the Company's 1995 Annual Report to Shareholders filed as an exhibit to this report on Form 10-K. This information is incorporated by reference into this report on Form 10- K.

CLAIMS AND RESERVES

          The table on page 46 of the 1995 Annual Report to Shareholders shows the development of balance sheet reserves for the Company for a ten year period.
Note 8 to the  Consolidated  Financial  Statements  of Markel  Corporation  (the
"Consolidated Financial Statements") on page 32 of the Company's 1995 Annual Report to Shareholders sets forth a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the Company for 1995, 1994 and 1993. This information is incorporated by reference into this report on Form 10-K.

REINSURANCE CEDED

         The Company enters into reinsurance agreements in order to reduce its liability on individual risks and enable it to underwrite policies with higher limits. In a reinsurance transaction, an insurance company transfers, or "cedes", all or part of its exposure in return for a portion of the premium. The ceding of insurance does not legally discharge the ceding company from its primary liability for the full amount of the policies, and the ceding company is required to pay losses if the reinsurer fails to meet its obligations under the reinsurance agreement.

         The Company's treaties are generally subject to cancellation by the reinsurers or the Company on the anniversary date upon 90 days prior written notice and are subject to renegotiation annually. The reinsurer remains responsible for all business produced prior to termination. The treaties also typically contain provisions concerning ceding commissions, required reports to the reinsurers, responsibility for taxes, arbitration in the event of a dispute, and provisions allowing the Company to demand that a reinsurer post letters of credit or assets as security if a reinsurer is or becomes an "unauthorized" or "unapproved" reinsurer under applicable state laws and regulations.

         Because the Company retains a substantial portion of gross premiums produced by its subsidiaries, the continued availability of reinsurance is not considered material to the Company's consolidated operations. The Company's use of several reinsurers further limits its reliance on any individual reinsurer.

         At December 31, 1995, only one reinsurer, TIG Reinsurance Company, had paid and unpaid claim recoverables which exceeded 10% of the Company's consolidated shareholders' equity at that date. The recoverable from TIG at December 31, 1995 was $24.7 million. TIG has received claims paying ability ratings from A.M. Best Co., Inc. (see "Ratings" below) and S&P of "A" and "AA-" respectively.

         At December 31, 1995, the Company's total paid and unpaid reinsurance recoverable balance was $179.5 million. For additional information about reinsurance see Note 12 to the Consolidated Financial Statements included on page 36 of the Company's 1995 Annual Report to Shareholders. This information is incorporated by reference into this report on Form 10-K.

         Standard & Poor's ("S&P") claims paying ability ratings are assigned at the request of insurers, and are based on extensive quantitative and qualitative analysis. Ratings from AAA to BBB- are within S&P's secure range. Within the secure range, AAA category ratings indicate superior financial security, AA category ratings indicate excellent financial security and A category ratings indicate good financial security. Plus (+) or minus (-) signs show relative standing within a category.

         In recent years, the Company has pursued the settlement of older claims in as aggressive a manner as reasonably possible. These actions may from time to time prompt some reinsurers to dispute claim payment requests or provisions in the reinsurance contract. The Company believes that these types of disputes are without merit, and expects to continue its claims closing efforts in order to reduce both reserve and reinsurance risks. Further, the Company plans to continue to commute paid and unpaid reinsurance recoverables when possible in order to reduce collection risks.

RATINGS

         A.M. Best Company ("Best") publishes Best's Insurance Reports, Property-Casualty, and assigns ratings to property and casualty insurance companies based on quantitative criteria, such as profitability, leverage and liquidity as well as qualitative assessments, such as the spread of risk, the adequacy and soundness of reinsurance, the quality and estimated market value of assets, the adequacy of loss reserves and surplus and the competence, experience and integrity of management. Best's letter ratings range from A++ (Superior) to F (In Liquidation).

         Best has currently assigned an A (Excellent) rating to Essex. EIC has been assigned an A (Excellent) rating and MAIC, based on its participation in an intercompany pooling arrangement with EIC, is also rated A (Excellent). MIC is rated A- (Excellent).

         Duff & Phelps' Credit Rating Co. ("Duff & Phelps") and S&P's Insurance Rating Services each provide purchasers of insurance policies and contracts with analytical and statistical information on the solvency and liquidity of major U.S. licensed insurance companies. They also rate companies based on their ability to meet policyholder obligations. The claims paying ability (CPA) ratings are based on the same scale as the Duff & Phelps and S&P bond and preferred stock ratings. However, reflecting the difference between an insurance company's ability to meet its claim obligations and an obligation to service debt, the insurance company CPA rating scale utilizes different definitions of safety. The Duff & Phelps CPA rating categories range from AAA (risk factors are negligible) to DD (under order of liquidation). The S&P CPA ratings range from AAA (superior financial security) to R (Regulatory action). Both the S&P and Duff & Phelps CPA ratings concern only the likelihood of timely payment of policyholder obligations and are not intended to refer to the ability of either the rated company, or its parent, affiliate or subsidiary to pay nonpolicy obligations such as debt or commercial paper.

         Duff & Phelps has currently assigned a rating of A+ (High Claims Paying Ability) to EIC, Essex, MIC and MAIC.

         S&P has currently assigned a rating of A (Good Financial Security) to EIC, Essex, MIC and MAIC.

         Ratings from Best, Duff & Phelps and S&P are based upon factors of concern to policyholders, agents and brokers and are not directed toward the protection of investors. These ratings are subject to change or withdrawal at the discretion of the rating agencies.

INVESTMENTS

         The Company and its subsidiaries invest their funds in equity and debt securities with the objectives of preserving capital, maintaining liquidity and generating income. Approximately 29% of the Company's cash and investments at December 31, 1995 were managed by Hamblin Watsa Investment Counsel Ltd., a Canadian investment management firm which is controlled by V. Prem Watsa, a director of the Company. Approximately 4% is managed by other independent portfolio managers. The balance of the portfolio is managed by officers of the Company, with the approval of the boards of directors of the insurance companies. The investments of the Company's insurance company subsidiaries are regulated by the insurance laws of their respective states of domicile. These laws limit the nature of permitted investments and the amount which may be invested in a particular category of investment or in a single issue or issuer.

         The Company has established an Investment Committee composed of key members of management to monitor investment performance, make basic asset allocation decisions, evaluate and direct the activities of outside investment
advisors and review compliance with  regulatory  requirements.   The  Company's
Board of Directors provides oversight of the Investment Committee, however, the Board of Directors of each of the Company's insurance company subsidiaries reviews and approves all investment transactions on a quarterly basis.

         The Company's investment philosophy generally provides that policyholder funds are invested predominately in high quality corporate, government and municipal bonds. Shareholder funds and retained earnings are primarily invested in growth securities such as common stocks. The Company's fixed maturity portfolio has an average rating of AA, with over 90% rated A or better by at least one nationally recognized rating organization. The following table shows the make-up of the Company's fixed maturity portfolio, at estimated fair value, by rating category at December 31, 1995 (in thousands).

                                             Est. Fair Value
                  Rating                    December 31, 1995
                  ------                    -----------------
                  AAA/AA                        $ 392,808
                  A                               242,907
                  BBB                              61,223
                  BB/B                              4,387
                  C/D/UNRATED                       4,730
                                                ---------
                       Total                    $ 706,055
                                                =========


         S&P and Moody's Investors Service provide corporate and municipal debt ratings based on assessments of the credit worthiness of an obligor with respect to a specific obligation. These debt ratings range from "AAA" (capacity to pay interest and repay principal is extremely strong) to D (debt is in payment default). Securities with ratings of "BBB" or higher are referred to as "investment grade" securities. Debt rated "BB" and below is regarded by the rating agencies as having predominately speculative characteristics with respect to capacity to pay interest and repay principal. It is the Company's general policy to minimize its investments in fixed maturity securities that are unrated or rated below investment grade.

         For further information regarding the Company's investment portfolio, see Note 2 to the Consolidated Financial Statements included on pages 26 and 27 of the Company's 1995 Annual Report to Shareholders. This information is incorporated by reference into this report on Form 10-K.

COMPETITION

         The Company's underwriting operations compete with numerous other insurance companies, many of which are much larger and have significantly greater resources than the Company. Among other things, competition may take the form of lower prices, broader coverages, greater product flexibility, higher quality services or the insurer's rating by independent rating agencies. The Company competes by developing specialty products to satisfy well-defined market needs and by maintaining relationships with brokers and insureds who rely upon the Company's expertise in the market segments it serves. In the excess and surplus lines markets, the Company competes principally on the basis of its expertise in offering and underwriting products that are not readily available. Few barriers exist to prevent property and casualty insurers from entering into the Company's segments of the property and casualty industry, but many of the larger property and casualty insurance companies generally have been unwilling to write specialty coverages. The Company also competes with risk retention groups, insurance buying groups and alternative self-insurance mechanisms. In the highly competitive admitted markets, the Company competes with innovative products, appropriate pricing, expense control and quality service to policyholders and agents.

REGULATION

         The Company's insurance company subsidiaries are subject to regulation and supervision by the insurance regulatory authorities of the various jurisdictions in which they conduct business. Such regulation is intended primarily for the benefit of policyholders rather than shareholders. The insurance regulatory authorities have broad regulatory, supervisory and administrative powers. These powers relate primarily to the standards of solvency which must be met and maintained; the licensing of insurers and their agents; the approval of forms and policies used; the nature of, and limitations on, insurers' investments; the issuance of securities by insurers; periodic examinations of the affairs of insurers; the form and content of annual statements and other reports required to be filed on the financial condition of such insurers or for other purposes; and the establishment of reserves required to be maintained for unearned premiums, losses or other purposes.

         The Company is also subject to state laws regulating insurance holding companies. Under these laws, the respective insurance departments may, at any time, examine the Company, require disclosure of material transactions by the holding company, require prior approval of certain "extraordinary" transactions, such as extraordinary dividends from the insurance subsidiary to the holding company, or require approval of changes in control of an insurer or an insurance holding company such as the Company.

         The Company's subsidiaries which act as admitted insurers are also subject to additional regulation to which the non-admitted insurers are not subject outside their states of domicile. Such regulation of admitted insurers includes restrictions on changes to premium rates charged to insureds and, in certain jurisdictions, may prohibit withdrawing from a line of business and/or rate increases for certain lines of business at a time when loss experience or other factors would otherwise mandate such changes. In addition, most jurisdictions in the United States require all admitted insurance companies to participate in their respective guaranty funds. Insurers admitted to transact business in such jurisdictions are required to cover losses of insolvent insurers and are generally subject to annual assessments from 1% to 2% of direct premiums written in that jurisdiction to pay the claims of insolvent insurers. Certain jurisdictions also require admitted companies to participate in assigned risk plans for automobile insurance and other specialized liability coverage (for example, natural disasters) for insureds who, for various reasons, cannot otherwise obtain insurance in the open market. The portion of a particular type of coverage that is assigned to a particular insurer is based on the relative amount of that type of coverage that is written by the insurer on a voluntary basis. Each participating insurer assumes the premiums and losses only for the insureds assigned to it. Losses for insurance written under assigned risk plans generally are significantly greater than losses for insurance written in the voluntary market. Thus, participation in mandatory funds and assigned risk plans is likely to be unprofitable.

         In addition, the Company may be subject to additional regulation by certain jurisdictions in the future, including possible limitations on the ability of the Company's brokerage operations to place business with insurance companies affiliated with the Company.

         The activities of the Company related to insurance brokerage and agency services are subject to licensing and regulation by the jurisdictions in which it conducts such activities. In addition to regulatory requirements applicable to the Company and its subsidiaries, most jurisdictions require that certain individuals engaging in brokerage and agency activities be personally licensed. As a result, a number of the Company's employees are so licensed. The Company's operations depend on the validity and continuation of its good standing under the licenses and approvals pursuant to which it operates.

         The laws of the domicile states of the Company's insurance company subsidiaries restrict the amount of dividends which may be paid by such subsidiaries to the Company without prior regulatory approval. Generally, statutes in Delaware, Illinois and Virginia (the domicile states of the Company's insurance company subsidiaries) require prior approval for payment of "extraordinary" as opposed to "ordinary" dividends. Delaware and Illinois define "ordinary dividends" for any twelve month period as the greater of 10% of the prior year's surplus or the prior year's net income. Delaware excludes realized gains in the calculation of prior year's net income. Virginia defines "ordinary dividends" for any twelve month period as the lesser of 10% of prior year's surplus or prior year's net income reduced for realized gains. In Virginia, a company may add to net income for purposes of calculating the dividend restriction, the net income less realized gains for the second and third preceding years less dividends paid in those preceding years.

         In addition to ordinary dividends described above, a company domiciled in Delaware, Illinois and Virginia may make an extraordinary dividend if the respective State Insurance Department approves the dividend within 30 days of the request.

         Difficulties with insurance availability and affordability have increased legislative activity at both the federal and state levels. Some state legislatures and regulatory agencies have enacted measures to limit mid-term cancellations, require advance notice of renewal intentions and limit rates which may be charged. Congress is investigating possible avenues for federal regulation of the insurance industry. Any of these activities could adversely affect the Company's operations.

         In addition, the National Association of Insurance Commissioners (NAIC) and insurance regulators are re-examining existing laws and regulations and their application to insurance companies. In particular, this re-examination has focused on insurance company investment and solvency issues and, in some instances, has resulted in new interpretations of existing law, the development of new laws and the implementation of non-statutory guidelines. In connection with its accreditation of states and as part of its program to monitor the solvency of insurance companies, the NAIC requires states to adopt model NAIC laws and regulations on specific topics, such as holding company regulations and the definition of extraordinary dividends and risk-based capital requirements. For additional information about risk-based capital requirements, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations on page 51 of the Company's 1995 Annual Report to Shareholders. This information is incorporated by reference into this report on Form 10-K.

EMPLOYEES

         At December 31, 1995, the Company and its consolidated subsidiaries employed 767 persons, of whom four were executive officers. The Company believes that, as a service organization, its continued growth is dependent to a large measure upon its personnel.

ITEM 1A.   EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company and their ages as of January 31, 1996, are as follows:

      Name                      Age                 Position With the Company
      ----                      ---                 -------------------------
Alan I. Kirshner                 60                 Chairman and Chief
                                                            Executive Officer

Anthony F. Markel (1)            53                 President and Chief
                                                            Operating Officer

Steven A. Markel (1)             47                 Vice Chairman

Darrell D. Martin                47                 Executive Vice President
                                                            and Chief Financial
                                                            Officer
----------------------------------

(1)   Anthony and Steven Markel are first cousins.

         Alan I. Kirshner has been Chairman of the Board and Chief Executive Officer since 1986. He also served as President from 1979 until March of 1992 and has been a director of the Company since 1978.

         Anthony F. Markel has been President and Chief Operating Officer since March 1992. He served as Executive Vice President from 1979 until March of 1992 and has been a director of the Company since 1978.

         Steven A. Markel has been Vice Chairman since March of 1992. He served as Treasurer from 1986 to August 1993, and Executive Vice President from 1986 to March of 1992. He has been a director of the Company since 1978.

         Darrell D. Martin, a certified public accountant, has been Executive Vice President and Chief Financial Officer of the Company since March 1992. He served as Chief Financial Officer from 1988 to March of 1992 and has been a director of the Company since January 1991.

ITEM 2.   PROPERTIES

         The Company has entered into long term operating leases with respect to three office buildings in a suburban office park in Richmond, Virginia. The Company leases approximately 216,000 square feet in these buildings of which approximately 156,000 square feet is used by the Company and its subsidiaries. See Note 5 to the Consolidated Financial Statements on page 29 of the 1995 Annual Report to Shareholders for additional information regarding these leases. This information is incorporated by reference into this report on Form 10-K.

         Shand/Evanston currently occupies approximately 65,000 square feet of a 160,000 square foot office building in Evanston, Illinois. This building is owned by Shand/Evanston.

         AUM also leases and occupies approximately 19,000 square feet in an office building in Pewaukee, Wisconsin.

ITEM 3.   LEGAL PROCEEDINGS

         The Company's subsidiaries routinely are party to litigation incidental to their business. In the opinion of the Company's management, no individual item of litigation or group of similar items of litigation, taken net of claims reserves established therefore and giving effect to reinsurance, errors and omissions insurance and indemnity agreements, is likely to result in judgments for amounts material to the consolidated financial condition of the Company and its subsidiaries.

         For additional information required by this item, see the information in Exhibit 13.1 -- Annual Report to Shareholders, under the caption "Notes to Consolidated Financial Statements-Note 13, "Contingencies" on page 37 thereof, which information is incorporated herein by reference.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The aggregate market value of the shares of the registrant's Common Stock held by non-affiliates as of January 31, 1996, shown on the cover page of this report, was calculated by multiplying (i) the closing price of the registrant's Common Stock as reported on the National Association of Securities Dealers Automated Quotation National Market System on January 31, 1996 ($75.88), by (ii) the number of shares of the registrant's Common Stock not held by the directors or officers of the registrant or any person known to the registrant to own more than five percent of the outstanding Common Stock of registrant. Such calculation does not constitute an admission or determination that any such officer, director or holder of more than five percent of the outstanding shares of Common Stock of the registrant is, in fact, an affiliate of the registrant.

         For additional information required by this item, see the information in Exhibit 13.1 -- Annual Report to Shareholders, under the captions "Quarterly Information" and "Market and Dividend Information" on pages 40 and 54, respectively, which information is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

         For the  information  required  by this item,  see the  information  in
Exhibit 13.1 -- Annual Report to Shareholders, under the caption "Selected Financial Data" and Notes 1 and 16 to the Consolidated Financial Statements on pages 18, 19, 24, 25 and 38, respectively, which information is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
             OF OPERATIONS

         For the  information  required  by this item,  see the  information  in
Exhibit 13.1 -- Annual Report to Shareholders, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 41 through 52 thereof, which information is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements of the registrant and its subsidiaries required to be included in this item are set forth in item 14 of this report and are either incorporated herein by reference to the specified information in
Exhibit 13.1 -- Annual Report to Shareholders or set forth herein, in each case as indicated in item 14 of this report.

         For the supplementary financial information on quarterly results of operations required by item 302 of Regulation S-K, see the information under the caption "Quarterly Information" set forth in Exhibit 13.1 -- Annual Report to Shareholders on page 40 thereof, which information is incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         For information required by this item, other than information required by Item 401(b) of Regulation S-K, see the information under "Election of Directors" in the registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held May 7, 1996, which information is incorporated herein by reference.

         Information  required by Item 401(b) of Regulation  S-K is set forth in
Item 1A of this report.

ITEM 11.   EXECUTIVE COMPENSATION

         For information required by this item, see the information under the caption "Executive Compensation" in the registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held May 7, 1996, which information is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         For information required by this item, see the information under the caption "Principal Shareholders" in the registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held May 7, 1996, which information is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         For information required by this item, see the information under the caption "Executive Compensation -- Certain Transactions" and "Executive Compensation - Compensation Committee Interlocks and Insider Participation" in the registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held May 7, 1996, which information is incorporated herein by reference.



                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (A)   DOCUMENTS FILED AS PART OF THE REPORT

                  1.   FINANCIAL STATEMENTS

         The  following   financial   statements  of  Markel   Corporation   and
Subsidiaries  are  incorporated  herein by  reference  to pages 20 through 39 of
Exhibit 13.1 -- 1995 Annual Report to Shareholders:

Consolidated Balance Sheets - December 31, 1995 and 1994

Consolidated Statements of Income - Years Ended December 31, 1995, 1994 and 1993

Consolidated Statements of Changes in Shareholders' Equity - Years Ended December 31, 1995, 1994 and 1993

Consolidated Statements of Cash Flows - Years Ended December 31, 1995, 1994 and 1993

Notes to Consolidated Financial Statements

Independent Auditors' Report

                  2.   FINANCIAL STATEMENT SCHEDULES

         Included herein are the financial statement schedules listed under "Index to Financial Statement Schedules" on page 19 of this Report.

                  3.   EXHIBITS

         Included herein or incorporated herein by reference are the exhibits listed under "Index to Exhibits" on pages 30 through 32 of this report. Management Contracts and Compensatory Plans or Arrangements required to be filed are listed in Items 10.1 - 10.7 in the "Index to Exhibits" on pages 30 through 31 of this report.

         (B)   REPORTS ON FORM 8-K

                  No reports on form 8-K were filed during the fourth quarter of 1995.

         (C)   See Index to Exhibits and Item 14(a)(3) of this Report.

         (D) See "Index to Financial Statements and Schedules" and Item 14(a)(1) of this Report.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     MARKEL CORPORATION


                                               By:  /s/ STEVEN A. MARKEL
                                                   -----------------------
                                                       Steven A. Markel
                                                        Vice Chairman
March 22, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Signature                        Capacity                         Date

/s/ ALAN I. KIRSHNER       Chief Executive Officer and           March 22, 1996
---------------------      Chairman of the Board of Directors
  Alan I. Kirshner

/s/ ANTHONY F. MARKEL      President, Chief Operating Officer    March 22, 1996
---------------------      and Director
Anthony F. Markel

/s/ STEVEN A. MARKEL       Vice Chairman and Director            March 22, 1996
---------------------
Steven A. Markel

/s/ DARRELL D. MARTIN      Executive Vice President,             March 22, 1996
---------------------      Chief Financial Officer and Director
Darrell D. Martin          (Principal Accounting Officer)


/s/ LESLIE A. GRANDIS      Director                              March 22, 1996
---------------------
Leslie A. Grandis

/s/ STEWART M. KASEN       Director                              March 22, 1996
---------------------
Stewart M. Kasen

/s/ GARY L. MARKEL         Director                              March 22, 1996
---------------------
Gary L. Markel

/s/ V. PREM WATSA          Director                              March 22, 1996
---------------------
V. Prem Watsa

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                     Page No.


Independent Auditors' Report                                            20

Schedule I   -- Summary of Investments Other Than Investments
                  in Related Parties                                    21

Schedule II  -- Condensed Financial Information of Registrant           22

Schedule III -- Supplementary Insurance Information                     25

Schedule IV  -- Reinsurance                                             26

Schedule V   -- Valuation and Qualifying Accounts                       27

Schedule VI  -- Supplemental Information Property -Casualty Insurance   28


Schedules other than those listed above have been omitted since they either are not required or are not applicable, or the information called for is shown in the Consolidated Financial Statements or in the Notes thereto.

                          Independent Auditors' Report




The Board of Directors and Shareholders
Markel Corporation:

Under date of February 7, 1996, we reported on the consolidated balance sheets of Markel Corporation and subsidiaries (the "Company") as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in the Company's 1995 Annual Report to Shareholders. These consolidated financial statements and our independent auditors' report thereon are incorporated by reference in the Company's 1995 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the Company's 1995 annual report on Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Effective December 31, 1993, the Company changed its method of accounting for investments to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities.




KPMG Peat Marwick LLP

Richmond, Virginia
February 7, 1996

                      MARKEL CORPORATION AND SUBSIDIARIES

                      SCHEDULE I - SUMMARY OF INVESTMENTS
                   OTHER THAN INVESTMENTS IN RELATED PARTIES

                               December 31, 1995
                             (dollars in thousands)

                                                                                                 Balance
                                                                                Market            Sheet
Type of Investment                                               Cost           Value          Presentation
------------------                                            ---------       ---------        ------------
Fixed Maturities:
  Bonds:
    United States Government and government agencies          $ 211,779       $ 215,951          $ 215,951
    States, municipalities and political subdivisions           109,314         112,811            112,811
    Public utilities                                             48,542          51,747             51,747
    Convertibles and bonds with warrants attached                18,076          17,838             17,838
    All other corporate bonds                                   293,853         305,559            305,559
 Redeemable preferred stock                                       2,004           2,149              2,149
                                                              ---------       ---------          ---------
         Total fixed maturities                                 683,568         706,055            706,055
                                                              ---------       ---------          ---------

Equity securities:
  Common stocks:
    Banks, trusts and insurance companies                        32,202          41,765             41,765
    Industrial, miscellaneous and all other                      68,662          89,008             89,008
  Nonredeemable preferred stocks                                  3,674           3,573              3,573
                                                              ---------       ---------          ---------

         Total equity securities                                104,538         134,346            134,346
                                                              ---------       ---------          ---------
Short-term investments                                           68,182          68,182             68,182
                                                              ---------       ---------          ---------
         Total investments                                    $ 856,288       $ 908,583          $ 908,583
                                                              =========       =========          =========


                      MARKEL CORPORATION (PARENT COMPANY)

        SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                      CONDENSED BALANCE SHEET INFORMATION


                                                            DECEMBER 31,
                                                         1995            1994
                                                      ---------       ---------
                                                       (dollars in thousands)
ASSETS
    Investments in consolidated subsidiaries          $ 282,732       $ 192,459
    Short-term investments at estimated fair value
      (estimated fair value approximates cost)           13,740          15,302
    Cash and cash equivalents                               812             692
    Notes receivable due from subsidiary                 45,224          41,219
    Other assets                                         12,097           8,854
                                                      ---------       ---------

         Total assets                                 $ 354,605       $ 258,526
                                                      =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
    Income taxes:
      Currently payable                               $     173       $     775
      Deferred                                            8,280           7,548
    Long-term debt                                      106,589         100,536
    Other liabilities                                    26,121          11,166
                                                      ---------       ---------

         Total liabilities                              141,163         120,025

    Shareholders' equity                                213,442         138,501
                                                      ---------       ---------

         Total liabilities and shareholders' equity   $ 354,605       $ 258,526
                                                      =========       =========

                     MARKEL CORPORATION (PARENT COMPANY)

        SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                   CONDENSED STATEMENT OF INCOME INFORMATION


                                                                YEARS ENDED DECEMBER 31,
                                                         1995            1994              1993
                                                      ---------       ----------         --------
                                                                 (dollars in thousands)
Revenues:
   Net investment income                              $   3,879        $   3,434         $  1,894
   Cash dividends on common stock of
      consolidated subsidiaries                          35,459           15,380           12,176
   Other                                                    129              452           (2,438)
                                                      ---------       ----------         --------
                                                         39,467           19,266           11,632
                                                      ---------       ----------         --------
Expenses:
    Interest                                              8,460            7,675            5,638
    Other                                                 3,144            2,064            6,290
                                                      ---------       ----------         --------
                                                         11,604            9,739           11,928
                                                      ---------       ----------         --------
Income (loss) before equity in undistributed earnings
  of consolidated subsidiaries and income taxes          27,863            9,527             (296)
Equity in undistributed earnings of
  consolidated subsidiaries                               5,139           11,423           23,092
Income tax expense (benefit)                             (1,490)           2,361             (839)
                                                      ---------       ----------         --------
         Net income                                   $  34,492        $  18,589         $ 23,635
                                                      =========       ==========         ========



                      MARKEL CORPORATION (PARENT COMPANY)

        SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                 CONDENSED STATEMENT OF CASH FLOWS INFORMATION


                                                                 YEARS ENDED DECEMBER 31,
                                                            1995            1994         1993
                                                          --------       ---------     --------
                                                                  (dollars in thousands)
OPERATING ACTIVITIES
    Net income                                            $ 34,492       $  18,589     $ 23,635
    Adjustments to reconcile net income to net cash
      provided (used) by operating activities:              (3,181)            725      (23,471)
                                                          --------       ---------     --------
    NET CASH PROVIDED BY OPERATING ACTIVITIES               31,311          19,314          164
                                                          --------       ---------     --------
INVESTING ACTIVITIES
    Cost of investments purchased                           (4,626)        (20,802)    (131,062)
    Proceeds from sales of investments                       4,663          34,525      121,027
    Net change in short-term investments                     1,562          (6,650)      (8,652)
    Increase in notes receivable from subsidiaries          (4,005)        (18,092)      (8,717)
    Decrease in unsettled investment trades                     --              --       19,640
    Capital contribution to subsidiary                      (9,500)        (27,000)          --
    Purchase of Lincoln Insurance Company                  (24,281)             --           --
    Other                                                      (96)            (31)          (7)
                                                          --------       ---------     --------
    NET CASH USED BY INVESTING ACTIVITIES                  (36,283)        (38,050)      (7,771)
                                                          --------       ---------     --------
FINANCING ACTIVITIES
    Dividends to subsidiaries                               (1,080)         (1,080)      (1,080)
    Borrowings under credit facility                        27,500              --           --
    Repayments of long-term debt and credit facility       (21,500)         (7,500)     (71,000)
    Net proceeds from issuance of long-term debt                --          29,280       73,435
    Other                                                      172          (2,118)         140
                                                          --------       ---------     --------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                5,092          18,582        1,495
                                                          --------       ---------     --------
         Increase (decrease) in cash and cash equivalents      120            (154)      (6,112)
         Cash and cash equivalents at beginning of year        692             846        6,958
                                                          --------       ---------     --------
         Cash and cash equivalents at end of yea          $    812       $     692     $    846
                                                          ========       =========     ========


                      MARKEL CORPORATION AND SUBSIDIARIES

               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION


                                                   At December 31,
                                                   ---------------
                                               (dollars in thousands)

                  Deferred policy              Unpaid losses and loss            Unearned
Subsidiaries      acquisition costs            adjustment expenses               premiums
------------      -----------------            -----------------------           --------
  1995               $ 32,024                     734,409                        170,697

  1994               $ 26,064                     652,930                        146,553






                                           Years ended December 31,
                                           ------------------------
                                            (dollars in thousands)

                                                              Amortization
                                              Losses          of deferred
                                Net          and loss           policy            Other
                 Earned      investment     adjustment        acquisition        operating      Premiums
Subsidiaries     premiums      income        expenses            costs           expenses       written
------------     --------  --------------- --------------  ------------------    ---------    -----------
  1995          $ 285,146      42,981        186,655             66,788            29,325      297,539

  1994          $ 243,067      29,110        156,169             58,786            21,895      257,022

  1993          $ 192,607      23,512        119,463             45,098            22,157      221,889



                      MARKEL CORPORATION AND SUBSIDIARIES

                           SCHEDULE IV - REINSURANCE

                  Years ended December 31, 1995, 1994 and 1993
                             (dollars in thousands)

                                                                                                   Percentage
                                                    Ceded to        Assumed(*)                      of amount
Property-liability insurance         Gross            other         from other           Net         assumed
     premiums earned:                amount         companies        companies          amount        to net
----------------------------         ------         ---------       ----------          ------     ----------
       1995                         $ 349,417        90,429            26,158           285,146         9.17%

       1994                         $ 291,816        79,367            30,618           243,067        12.60%

       1993                         $ 228,568        67,864            31,903           192,607        16.56%


(*) The Company acts as an underwriting manager for its own insurance companies as well as non-affiliated companies. In 1995, 1994 and 1993, substantially all of the premiums assumed from other companies were underwritten by the Company's management subsidiaries.

                      MARKEL CORPORATION AND SUBSIDIARIES

                 SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS

                                               Years ended December 31, 1995 and 1994
                                                       (dollars in thousands)

                             Additions                                  Deletions
                             ---------                                  ---------
                    Balance at        Provision
                    beginning        for doubtful             Deductions/        Balance at
Description         of year          receivables              write-offs         end of year
-----------         ----------       ------------             -----------        -----------
Allowance for
doubtful
receivables

  1995              $ 1,725              803                       327               2,201

  1994              $ 2,957              229                     1,461               1,725




Reserve for
uncollectible
reinsurance
recoverable

  1995             $ 10,774            9,168                    16,541               3,401

  1994             $ 21,030           (1,858)                    8,398              10,774


                      MARKEL CORPORATION AND SUBSIDIARIES

                     SCHEDULE VI - SUPPLEMENTAL INFORMATION
                          PROPERTY-CASUALTY INSURANCE

                                 At December 31,
                             (dollars in thousands)

Affiliation
  with              Deferred policy      Unpaid losses and loss           Unearned
Registrant         acquisition costs       adjustment expenses            premiums
----------         -----------------     ----------------------           --------
Consolidated
property-
casualty
entities

 1995                   $ 32,024                  734,409                  170,697

 1994                   $ 26,064                  652,930                  146,553


                      MARKEL CORPORATION AND SUBSIDIARIES

                     SCHEDULE VI - SUPPLEMENTAL INFORMATION
                          PROPERTY-CASUALTY INSURANCE



                                                                   Years ended December 31,
                                                                    (dollars in thousands)

                                                           Losses and loss
                                                           adjustment expenses        Amortization
                                                           incurred related to        of deferred        Paid losses
Affiliation                             Net                -------------------          policy           and loss
with                   Earned        investment     Current           Prior           acquisition        adjustment        Premiums
Registrant            premiums         income        year             years              costs            expenses         written
----------------      --------     -------------    ------            ------         --------------       ---------        ---------
Consolidated
property-
casualty
entities

1995                 $ 285,146       42,981          195,448          (8,793)            66,788            173,253          297,539

1994                 $ 243,067       29,110          159,730          (3,561)            58,786            171,832          257,022

1993                 $ 192,607       23,512          125,454          (5,991)            45,098            115,899          221,889





                               INDEX TO EXHIBITS

Exhibit                                                                           Page
3.1      Amended and Restated Articles of Incorporation, as amended
         (Exhibit 3.1)*

3.2      Bylaws, as amended (Exhibit 3.2)a

4.1(a) Indenture dated as of October 26, 1993 between registrant and Chase Manhattan Bank, N.A., as trustee. (Exhibit 4.1(a))b

4.1(b) Action of Authorized Pricing Officer dated as of October 26, 1993 with respect to $75,000,000 of 7.25% Notes due November 1, 2003.
         (Exhibit 4.1(b))b

4.1(c) Action of Authorized Pricing Officer dated as of January 28, 1994 with respect to $25,000,000 of 7.25% Notes due November 1, 2003.
         (Exhibit 4.1(c))b

4.2 The registrant hereby agrees to furnish to the Securities and Exchange Commission a copy of all instruments defining the rights of holders of long-term debt of the registrant and subsidiaries shown on the Consolidated Balance Sheet of registrant at December 31, 1995, and the respective Notes thereto, filed with this Annual Report on Form 10-K.

         Management Contracts or Compensatory Plans required to be filed
         (Items 10.1 -- 10.7)

10.1     Markel Corporation 1986 Stock Option Plan as amended (Exhibit 4(d))**

10.2     Markel Corporation 1989 Non-Employee Directors Stock Option Plan
         (Exhibit A)***

10.3     Markel Corporation 1993 Incentive Stock Plan (Exhibit 10.3)c

10.4     Executive Employment Agreement between Markel Corporation and
         Alan I. Kirshner dated as of October 1, 1991 (Exhibit 10.5)****

10.5     Executive Employment Agreement between Markel Corporation and
         Anthony F. Markel dated as of October 1, 1991 (Exhibit 10.6)****

10.6     Executive Employment Agreement between Markel Corporation and
         Steven A.. Markel dated as of October 1, 1991 (Exhibit 10.7)****

10.7     Executive Employment Agreement between Markel Corporation and
         Darrell D. Martin dated as of March 1, 1992 (Exhibit 10.8)****


10.8(a)  Stock  Purchase  Agreement  dated  as of  October  7,  1987 between
         F-M Acquisition Corporation and Alexander & Alexander Services, Inc.
         (Exhibit 2(a))o

10.8(b)  Amendment No. 1 to Stock Purchase Agreement between F-M
         Acquisition Corporation and Alexander & Alexander Services, Inc.
         dated February 15, 1989 (Exhibit 10.7(b))o o

10.8(c) Settlement Agreement No. 3 relating to Stock Purchase Agreement between F-M Acquisition Corporation and Alexander & Alexander
         Services, Inc. (Exhibit 10.8(c))c

10.9(a)  Lease Agreement dated July 21, 1995 between Prudential  Insurance
         Company of America and Registrant related to premises located at 4551
         Cox Road, Glen Allen, Virginia

10.9(b)  Lease Agreement dated July 21, 1995 between Prudential  Insurance
         Company of America and Registrant related to premises located at 4600
         Cox Road, Glen Allen, Virginia

13.1     1995  Annual  Report  to  Shareholders   (With  the  exception  of  the
         information  incorporated  by  reference  in this Form  10-K,  no other information  appearing in the 1995 Annual  Report is to be deemed filed as part of this Form 10-K)

21       Subsidiaries of Markel Corporation

23 Consents of independent auditors to incorporation by reference of certain reports into the Registrant's Registration Statements on Form S-8

27       Financial Data Schedule

28.1 Information from reports furnished to insurance regulatory authorities by Essex Insurance Company (Exhibit 28.1)d

28.2 Information from reports furnished to insurance regulatory authorities by Evanston Insurance Company (Exhibit 28.2)d

28.3 Information from reports furnished to insurance regulatory authorities by Markel Insurance Company (Exhibit 28.3)d

28.4 Information from reports furnished to insurance regulatory authorities by Markel American Insurance Company (Exhibit 28.4)d

28.5 Information from reports furnished to insurance regulatory authorities by Lincoln Insurance Company (Exhibit 28.5)d


------------------------------

* Incorporated by reference from the exhibit shown in parenthesis filed with the Commission in the Registrant's 1990 Form 10-K Annual Report

** Incorporated by reference from the exhibit shown in the parenthesis filed with the Commission on May 25, 1989 in the Registrant's Registration Statement on Form S-8 (Registration No. 33-28921)

*** Incorporated by reference from the exhibit shown in parenthesis filed with the Commission in the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on May 15, 1989, as filed with the Commission

**** Incorporated by reference from the exhibit shown in the parentheses filed with the Commission in the Registrant's 1991 Form 10-K Annual Report

o Incorporated by reference from the exhibit shown in parenthesis filed with the Commission on January 13, 1988 in the Registrant's current report on Form 8-K dated December 29, 1987

o o Incorporated by reference from the exhibit shown in the parenthesis filed with the Commission in the Registrant's 1988 Form 10-K Annual Report

         a Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant's 1992 Form 10-K Annual Report

         b Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant's 1993 Form 10-K Annual Report

         c Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant's 1994 Form 10-K Annual Report

         d Incorporated by reference from the exhibit shown in parentheses filed with the Commission under cover of Form SE dated March 21, 1996