Form 10-K405/A
period 1995-12-31
MARKEL CORP
filed 1996-04-09
CIK 803509

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A


                       AMENDMENT TO APPLICATION OR REPORT
                    Filed Pursuant to Section 13 or 15(d) of
                      THE SECURITIES EXCHANGE ACT OF 1934

                               MARKEL CORPORATION

             (Exact name of registrant as specified in its charter)

                                AMENDMENT NO. 1

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1995 as set forth in the pages attached hereto.

EXHIBIT INDEX

   Exhibit 13.1 "1995 Annual Report to Shareholders" was inadvertently filed with incorrect numbers as indicated by redline tags.

EXHIBITS

   Exhibit 13.1 "1995 Annual Report to Shareholders" was inadvertently filed with incorrect numbers as indicated by redline tags.

                                                     MARKEL CORPORATION
                                                        (Registrant)


Dated: April 9, 1996                   By: /s/ STEVEN A. MARKEL
                                           Steven A. Markel
                                           Vice Chairman