Form 10-Q
period 1996-03-31
MARKEL CORP
filed 1996-05-01
CIK 803509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996

or

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

Yes [ X ]   No [   ]

Number of shares of the registrant's common stock outstanding at March 29, 1996:
5,425,743

                               Markel Corporation
                                    Form 10-Q

                                      Index

                                                                     Page Number
PART I. FINANCIAL INFORMATION:

     Item 1. Financial Statements

       Consolidated Balance Sheets--
        March 31, 1996 and December 31, 1995                              3

       Consolidated Statements of Income--
        Three Months Ended March 31, 1996 and 1995                        4

       Consolidated Statements of Cash Flows--
        Three Months Ended March 31, 1996 and 1995                        5

       Notes to Consolidated Financial Statements--
         March 31, 1996                                                   6

     Item 2. Management's Discussion and Analysis of
      Financial Condition and Results of Operations                       8

PART II. OTHER INFORMATION:

     Item 6. Exhibits and Reports on Form 8-K                            11

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                       MARKEL CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                                      March 31,                         December 31,
                                                                                   -------------------------------------------------
                                                                                          1996                               1995

                                                                                                  (dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value
     Fixed maturities (cost of $725,105 in 1996 and $683,568 in 1995)              $     725,241                       $     706,055
     Equity securities (cost of $118,367 in 1996 and $104,538 in 1995)                   152,471                             134,346
     Short-term investments (estimated fair value approximates cost)                      36,485                              68,182
                                                                                   -------------                       -------------
       Total investments, available-for-sale                                             914,197                             908,583
                                                                                   -------------                       -------------

Cash and cash equivalents                                                                 18,699                              18,315
Receivables                                                                               49,565                              47,210
Reinsurance recoverable on unpaid losses                                                 159,346                             159,141
Reinsurance recoverable on paid losses                                                    12,074                              20,404
Deferred policy acquisition costs                                                         32,584                              32,024
Prepaid reinsurance premiums                                                              39,044                              39,728
Property and equipment                                                                    27,076                              27,729
Intangible assets                                                                         41,277                              41,657
Other assets                                                                              25,596                              19,746
                                                                                   -------------                       -------------

       Total assets                                                                  $ 1,319,458                         $ 1,314,537
                                                                                   =============                       =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Unpaid losses and loss adjustment expenses                                           $   750,685                         $   734,409
Unearned premiums                                                                        166,131                             170,697
Payables to insurance companies                                                           20,401                              17,247
Long-term debt (estimated fair value of $104,710 in 1996 and $109,189 in 1995)           106,702                             106,689
Other liabilities                                                                         65,973                              72,053
                                                                                   -------------                       -------------
       Total liabilities                                                               1,109,892                           1,101,095
                                                                                   -------------                       -------------

Shareholders' equity
     Common stock                                                                         23,167                              23,118
     Retained earnings                                                                   164,143                             156,333
     Net unrealized gains on fixed maturities and equity securities,
         net of taxes                                                                     22,256                              33,991
                                                                                   -------------                       -------------
       Total shareholders' equity                                                        209,566                             213,442
                                                                                   -------------                       -------------

       Total liabilities and shareholders' equity                                    $ 1,319,458                         $ 1,314,537
                                                                                   =============                       =============

See accompanying notes to consolidated financial statements.

                       MARKEL CORPORATION AND SUBSIDIARIES

                        Consolidated Statements of Income


                                                                                                           Three Months Ended
                                                                                                                March 31,
                                                                                                        ----------------------------
                                                                                                        1996                   1995
                                                                                                       -------               -------
                                                                                                           (dollars in thousands,
                                                                                                            except per share data)
Operating revenues
     Earned premiums                                                                                   $76,797               $65,784
     Net investment income                                                                              12,284                 8,368
     Net realized gains from investment sales                                                            2,974                 1,563
     Other                                                                                                 935                   810
                                                                                                       -------               -------
       Total operating revenues                                                                         92,990                76,525
                                                                                                       -------               -------

Operating expenses
     Losses and loss adjustment expenses                                                                54,552                42,023
     Underwriting, acquisition and insurance expenses                                                   24,730                22,605
     Other                                                                                                 450                   417
     Amortization of intangible assets                                                                     675                   703
                                                                                                       -------               -------
       Total operating expenses                                                                         80,407                65,748
                                                                                                       -------               -------

       Operating income                                                                                 12,583                10,777
Interest expense                                                                                         2,029                 1,939
                                                                                                       -------               -------
       Income before income taxes                                                                       10,554                 8,838
Income taxes                                                                                             2,744                 2,298
                                                                                                       -------               -------
       Net income                                                                                      $ 7,810               $ 6,540
                                                                                                       =======               =======

Earnings per share
     Primary                                                                                           $  1.38               $  1.17
                                                                                                       -------               -------
     Fully diluted                                                                                     $  1.38               $  1.17
                                                                                                       =======               =======

See accompanying notes to consolidated financial statements.

                       MARKEL CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows


                                                                                                      Three Months Ended
                                                                                                           March 31,
                                                                                                      1996            1995
                                                                                                   ---------       ---------
                                                                                                    (dollars in thousands)
Operating Activities
     Net income                                                                                    $   7,810       $   6,540
     Adjustments to reconcile net income to net cash provided by operating activities                 15,078          42,977
                                                                                                   ---------       ---------
 Net cash provided by operating activities                                                            22,888          49,517
                                                                                                   ---------       ---------

Investing Activities
     Proceeds from sales of fixed maturities and equity securities                                   117,564         103,668
     Proceeds from maturities of fixed maturities                                                     21,338           5,268
     Cost of fixed maturities and equity securities purchased                                       (191,972)       (162,711)
     Net change in short-term investments                                                             31,697          (2,484)
     Other                                                                                            (1,180)         (1,013)
                                                                                                   ---------       ---------
 Net cash used by investing activities                                                               (22,553)        (57,272)
                                                                                                   ---------       ---------

Financing Activities
     Other                                                                                                49              19
                                                                                                   ---------       ---------
 Net cash provided by financing activities                                                                49              19
                                                                                                   ---------       ---------

     Increase (decrease) in cash and cash equivalents                                                    384          (7,736)
     Cash and cash equivalents at beginning of period                                                 18,315          10,229
                                                                                                   ---------       ---------
     Cash and cash equivalents at end of period                                                    $  18,699       $   2,493
                                                                                                   =========       =========

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--March 31, 1996

1. Principles of Consolidation

The consolidated balance sheet as of March 31, 1996 and the related consolidated statements of income and cash flows for the three months ended March 31, 1996 and 1995, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results of operations for the full year.

The consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's annual consolidated financial statements and notes.



2. Earnings per share

Earnings per share was determined by dividing net income, as adjusted below, by the applicable shares outstanding (in thousands):

                                                   Three Months Ended
                                                        March 31,
                                                   ------------------
                                                     1996     1995
                                                   -------   ------

Net income, as reported                             $7,810   $6,540
    Dividends on redeemable preferred stock             (4)      (4)
                                                   -------   ------
Primary and fully diluted income                    $7,806   $6,536
                                                   =======   ======

Average common shares outstanding                    5,424    5,388
    Shares applicable to common stock equivalents      236      182
                                                   -------   ------
Average primary shares outstanding                   5,660    5,570

Additional dilution attributable to common
    stock equivalents                                    8       16
                                                   -------   ------
Average fully diluted shares outstanding             5,668    5,586
                                                   =======   ======

3. Reinsurance

The table below summarizes the effect of reinsurance on premiums written and earned (dollars in thousands):

                                Three Months Ended March 31,
                         ------------------------------------------
                                 1996                  1995
                         -------------------   --------------------
                          Written    Earned     Written     Earned
Direct                   $ 92,117   $ 95,781   $ 80,546    $ 78,176
Assumed                     2,059      4,176     16,967      11,890
Ceded                     (21,262)   (23,160)   (27,734)    (24,282)
                         --------   --------   --------    --------
    Net premiums         $ 72,914   $ 76,797   $ 69,779    $ 65,784
                         ========   ========   ========    ========

Incurred losses and loss adjustment expenses are net of reinsurance recoveries of $12.6 million and $17.8 million for the three months ended March 31, 1996 and 1995, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Three Months ended March 31, 1996 compared to Three Months ended March 31, 1995

The Company underwrites specialty insurance products and programs to niche markets. Significant areas of underwriting include professional and products liability, excess and surplus lines, specialty programs and specialty personal and commercial lines. Professional liability coverage is offered to physicians and health professionals, insurance companies, directors and officers, attorneys and architects and engineers. Special risk programs provide products liability insurance for manufacturers and distributors and tailored coverages for other unique exposures. Property/casualty insurance for nonstandard and hard-to-place risks is underwritten on an excess and surplus lines basis. Specialty program insurance includes coverage for camps, youth and recreation, child care, health and fitness and agribusiness organizations, as well as accident and health insurance for colleges. The Company also underwrites personal and commercial property and liability coverage for watercraft, motorcycles, automobiles, mobile homes, dwellings and commercial freight companies, and maintains wholesale and retail brokerage operations that produce business primarily for its insurance subsidiaries.

Following is a comparison of gross premium volume and earned premiums by significant underwriting area:

     Gross Premium Volume                                                             Earned Premiums
 ----------------------------                                                  ----------------------------
 Three Months Ended March 31,                                                  Three Months Ended March 31,
 ----------------------------                                                  ----------------------------
     1996            1995                  (amounts in thousands)                1996                1995
  --------         --------         ---------------------------------------    --------            --------
  $ 31,195         $ 32,295         Professional/Products Liability            $ 31,559            $ 27,347
    29,045           26,299         Excess & Surplus Lines                       18,139              16,657
    20,746           23,671         Specialty Program Insurance                  16,436              16,237
    13,562            8,172         Specialty Personal and Commercial Lines       8,719               5,084
     2,797            4,650         Other                                         1,944                 459
  --------         --------         ---------------------------------------    --------            --------
  $ 97,345         $ 95,087         Total                                      $ 76,797            $ 65,784
  ========         ========         =======================================    ========            ========

Gross premium volume for the first quarter in 1996 increased to $97.3 million from $95.1 million for the same period in the prior year.

Premiums from professional/products liability insurance were $31.2 million compared to $32.3 million a year ago. Growth in the specified medical professions product line was more than offset by lower production from other lines, including directors' and officers' professional liability and the special risk programs.

Excess and surplus lines gross premium volume grew 10% to $29.0 million from $26.3 million in 1995. Production from the specialty property insurance program continued to show significant growth. Growth was also prompted by a new excess and umbrella program.

Gross premiums from specialty program insurance were $20.7 million compared to $23.7 million in the first quarter of 1995. Increased competition in the health and fitness and agribusiness programs contributed to the decrease.

Specialty personal and commercial lines premiums rose sharply to $13.6 million from $8.2 million in 1995. Several recently added programs, including property coverage for mobile homes and low value dwellings, liability coverage for commercial autos and physical damage coverage for personal autos contributed $11.0 million to quarterly production compared to $6.3 million for the same period last year.

Other gross premiums totaled $2.8 million compared to $4.7 million in 1995. Other gross premium volume included production from the Company's brokerage operations.

Total operating revenues rose 22% to $93.0 million from $76.5 million in the prior year. First quarter earned premiums were $76.8 million compared to $65.8 million for the first quarter of 1995. The 17% advance resulted primarily from higher gross premium volume throughout 1995 attributed to new products and increasing retentions in our core products.

Net investment income increased 47% to $12.3 million from $8.4 million a year ago. The increase reflected the impact of higher yields and significant growth in the Company's investment portfolio over the past year.

Realized gains were $3.0 million for the first quarter in 1996 compared to $1.6 million last year. Variability in the timing of realized investment gains is to be expected and often results from interest rate volatility which affects the market values of fixed maturities and equity investments.

Total operating expenses for the first quarter were $80.4 million compared to $65.7 million in 1995. The 22% increase resulted primarily from higher variable expenses associated with higher earned premiums.

Following is a comparison of selected data from the Company's operations (in thousands):

                                                           Three Months Ended
                                                                March 31,
                                                           -------------------
                                                           1996          1995
                                                         --------      --------
Gross premium volume                                     $ 97,345      $ 95,087
Net premiums written                                     $ 72,914      $ 69,779
Net retention                                                  75%           73%
Earned premiums                                          $ 76,797      $ 65,784
Losses and loss adjustment expenses                      $ 54,552      $ 42,023
Underwriting, acquisition and insurance expenses         $ 24,730      $ 22,605

 GAAP ratios
     Loss ratio                                                71%           64%
     Expense ratio                                             32%           34%
                                                         --------      --------
     Combined ratio                                           103%           98%
                                                           =======      =======

The first quarter combined loss and expense ratio was 103% compared to 98% last year. The loss ratio increased to 71% from 64% in 1995. There are two primary reasons for this increase. The first relates to concerns about pricing adequacy on a portion of the medical malpractice book of business. The Company is reevaluating risk selection and pricing for these exposures. In addition, winter storm losses adversely impacted the first quarter loss ratio. The 1996 expense ratio, 32% compared to 34% in 1995, was favorably impacted by contingent profit commissions and the increase in earned premiums.

In evaluating its operating performance, the Company focuses on core underwriting and investing results before consideration of realized gains or losses from the sales of investments and expenses related to the amortization of intangible assets. Management believes this is a better indicator of the Company's operating performance because it reduces the variability in results associated with realized investment gains or losses and eliminates the impact of accounting conventions which do not reflect current operating costs. For the first quarter of 1996, income from core underwriting and investing operations increased to $6.4 million from $6.1 million in 1995. Higher net investment income and growth in earned premiums were partially offset by underwriting losses.

The Company's effective tax rate for the first quarter in both years was 26% of income before income taxes.

First quarter 1996 net income was $7.8 million compared to $6.5 million in 1995. Relative to 1995, first quarter net income reflected higher net investment income, earned premiums and realized gains which were partially offset by underwriting losses.

Financial Condition as of March 31, 1996

The Company's insurance operations collect premiums and pay current claims, reinsurance commissions and operating expenses. Premiums collected and positive cash flows from the insurance operations are invested primarily in short-term investments and long-term bonds. The Company's short-term investments provide liquidity for projected claims, reinsurance costs and operating expenses.

For the three month period ended March 31, 1996, the Company reported net cash provided by operating activities of $22.9 million, compared to net cash provided by operating activities of $49.5 million for the same period in 1995. In the prior year, operating cash flow was affected by the collection of $28 million following the amendment of an indemnification agreement with one of the sellers of the Company's Shand/Evanston subsidiary.

For the three month period ended March 31, 1996, the Company reported net cash used by investing activities of $22.6 million. The Company's invested assets increased to $914.2 million at March 31, 1996 from $908.6 million at December 31, 1995. The unrealized appreciation of the Company's investment portfolio decreased  $18.1  million  since  December 31, 1995.  As of March 31, 1996,  the estimated fair value of the Company's fixed maturity investments was approximately equal to cost, while the estimated fair value of its equity investments exceeded cost by $34.1 million. At March 31, 1996 the Company's fixed maturity and equity investments comprised approximately 79% and 17% of total investments, respectively. The Company expects variability in its realized and unrealized investment gains due to interest rate volatility as well as other economic conditions.

As of March 31, 1996 and December 31, 1995, the unused balances available under the Company's revolving credit facility totaled $33.0 million.

Shareholders' equity at March 31, 1996 was $209.6 million compared to $213.4 million at December 31, 1995. During the quarter, net unrealized investment gains, net of taxes, decreased by $11.7 million.


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

The Exhibits to this Report are listed in the Exhibit Index.

(b) No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of April, 1996.

                             Markel Corporation





                             By   Alan I. Kirshner
                                  ---------------------------------
                                    Alan I. Kirshner
                                    Chief Executive Officer
                                      (Principal Executive Officer)



                             By   Anthony F. Markel
                                  ---------------------------------
                                    Anthony F. Markel
                                     President
                                      (Principal Operating Officer)



                             By   Steven A. Markel
                                  ---------------------------------
                                    Steven A. Markel
                                    Vice Chairman



                             By   Darrell D. Martin
                                  ---------------------------------
                                    Darrell D. Martin
                                    Executive Vice President and
                                    Chief Financial Officer
                                      (Principal Financial Officer and
                                       Principal Accounting Officer)

                                  Exhibit Index

Number                   Description

     27  Financial Data Schedule *


* Filed electronically with the Commission's operational EDGAR system.