Form 10-Q
period 1996-06-30
MARKEL CORP
filed 1996-07-31
CIK 803509

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996

or

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

Yes [ X ]   No [   ]

Number of shares of the registrant's common stock outstanding at July 27, 1996:
5,431,797

                               Markel Corporation
                                    Form 10-Q

                                      Index

                                                                           Page
Number
PART I. FINANCIAL INFORMATION:

         Item 1. Financial Statements

           Consolidated Balance Sheets--
            June 30, 1996 and December 31, 1995                               3

           Consolidated Statements of Income--
            Quarters and Six Months Ended June 30, 1996 and 1995              4

           Consolidated Statements of Cash Flows--
            Six Months Ended June 30, 1996 and 1995                           5

           Notes to Consolidated Financial Statements--
            June 30, 1996                                                     6

         Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                       8

PART II. OTHER INFORMATION:

         Item 4. Submission of Matters to a Vote of Security Holders         12

         Item 6. Exhibits and Reports on Form 8-K                            13





 PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                        MARKEL CORPORATION AND SUBSIDIARIES

                                            Consolidated Balance Sheets
                                                                                          June 30,   December 31,
                                                                                        -------------------------
                                                                                           1996         1995
- -----------------------------------------------------------------------------------------------------------------
                                                                                         (dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value
         Fixed maturities (cost of $697,880 in 1996 and $683,568 in 1995)               $  692,417   $  706,055
         Equity securities (cost of $130,164 in 1996 and $104,538 in 1995)                 164,713      134,346
         Short-term investments (estimated fair value approximates cost)                    51,782       68,182
- -----------------------------------------------------------------------------------------------------------------
           Total investments, available-for-sale                                           908,912      908,583
- -----------------------------------------------------------------------------------------------------------------

Cash and cash equivalents                                                                   20,377       18,315
Receivables                                                                                 62,880       47,210
Reinsurance recoverable on unpaid losses                                                   158,070      159,141
Reinsurance recoverable on paid losses                                                      16,900       20,404
Deferred policy acquisition costs                                                           33,403       32,024
Prepaid reinsurance premiums                                                                41,315       39,728
Property and equipment                                                                      26,356       27,729
Intangible assets                                                                           40,617       41,657
Other assets                                                                                45,763       19,746
- -----------------------------------------------------------------------------------------------------------------
           Total assets                                                                 $1,354,593   $1,314,537
=================================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY

Unpaid losses and loss adjustment expenses                                              $  751,266   $  734,409
Unearned premiums                                                                          178,821      170,697
Payables to insurance companies                                                             34,591       17,247
Long-term debt (estimated fair value of $93,564 in 1996 and $109,189 in 1995)               99,665      106,689
Other liabilities                                                                           57,920       72,053
- -----------------------------------------------------------------------------------------------------------------
           Total liabilities                                                             1,122,263    1,101,095
- -----------------------------------------------------------------------------------------------------------------

Shareholders' equity
         Common stock                                                                       23,199       23,118
         Retained earnings                                                                 190,225      156,333
         Net unrealized gains on fixed maturities and equity securities, net of taxes       18,906       33,991
- -----------------------------------------------------------------------------------------------------------------
           Total shareholders' equity                                                      232,330      213,442
- -----------------------------------------------------------------------------------------------------------------

           Total liabilities and shareholders' equity                                   $1,354,593   $1,314,537
=================================================================================================================

See accompanying notes to consolidated financial statements.


                                          MARKEL CORPORATION AND SUBSIDIARIES

                                           Consolidated Statements of Income
                                                                  Quarter Ended                    Six Months Ended
                                                                     June 30,                          June 30,
                                                             ----------------------             ----------------------
                                                                1996         1995                  1996         1995
- ----------------------------------------------------------------------------------------------------------------------
                                                                    (dollars in thousands, except per share data)
Operating revenues
         Earned premiums                                     $  71,393    $  68,449             $ 148,190    $ 134,233
         Net investment income                                  11,853       10,104                24,137       18,472
         Net realized gains (losses) from investment sales        (467)       3,050                 2,507        4,613
         Other                                                     893          962                 1,828        1,772
- ----------------------------------------------------------------------------------------------------------------------
           Total operating revenues                             83,672       82,565               176,662      159,090
- ----------------------------------------------------------------------------------------------------------------------

Operating expenses
         Losses and loss adjustment expenses                    46,327       46,011               100,879       88,034
         Underwriting, acquisition and insurance expenses       24,089       22,074                48,819       44,679
         Other                                                     458          412                   908          829
         Amortization of intangible assets                         660          590                 1,335        1,293
- ----------------------------------------------------------------------------------------------------------------------
         Total operating expenses                               71,534       69,087               151,941      134,835
- ----------------------------------------------------------------------------------------------------------------------

           Operating income                                     12,138       13,478                24,721       24,255
Interest expense                                                 2,021        2,192                 4,050        4,131
- ----------------------------------------------------------------------------------------------------------------------
           Income before income taxes                           10,117       11,286                20,671       20,124

Income taxes (benefit)                                         (15,973)       2,934               (13,229)       5,232
- ----------------------------------------------------------------------------------------------------------------------
           Net income                                        $  26,090    $   8,352             $  33,900    $  14,892
======================================================================================================================

Earnings per share
         Primary                                             $    4.61    $    1.49             $    5.99    $    2.67
- ----------------------------------------------------------------------------------------------------------------------
         Fully diluted                                       $    4.60    $    1.49             $    5.98    $    2.66
======================================================================================================================

See accompanying notes to consolidated financial statements.

                                                 MARKEL CORPORATION AND SUBSIDIARIES

                                                Consolidated Statements of Cash Flows
                                                                                                              Six Months Ended
                                                                                                                   June 30,
                                                                                                          -------------------------
                                                                                                             1996            1995
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                                            (dollars in thousands)
Operating Activities
         Net income                                                                                       $  33,900       $  14,892
         Adjustments to reconcile net income to net cash provided  by operating activities                    1,051          73,364
- -----------------------------------------------------------------------------------------------------------------------------------
 Net cash provided by operating activities                                                                   34,951          88,256
- -----------------------------------------------------------------------------------------------------------------------------------

Investing Activities
         Proceeds from sales of fixed maturities and equity securities                                      209,900         289,730
         Proceeds from maturities of fixed maturities                                                        38,670           9,344
         Cost of fixed maturities and equity securities purchased                                          (288,856)       (368,723)
         Net change in short-term investments                                                                16,400          (9,126)
         Purchase of Lincoln Insurance Company - net of cash acquired                                          --           (21,747)
         Other                                                                                               (2,026)         (2,238)
- -----------------------------------------------------------------------------------------------------------------------------------
 Net cash used by investing activities                                                                      (25,912)       (102,760)
- -----------------------------------------------------------------------------------------------------------------------------------

Financing Activities
         Borrowings under credit facility                                                                      --            17,000
         Repayment of long-term debt and credit facility                                                     (7,050)            (50)
         Other                                                                                                   73              34
- -----------------------------------------------------------------------------------------------------------------------------------
 Net cash provided (used) by financing activities                                                            (6,977)         16,984
- -----------------------------------------------------------------------------------------------------------------------------------

         Increase in cash and cash equivalents                                                                2,062           2,480
         Cash and cash equivalents at beginning of period                                                    18,315          10,229
- -----------------------------------------------------------------------------------------------------------------------------------
         Cash and cash equivalents at end of period                                                       $  20,377       $  12,709
===================================================================================================================================

See accompanying notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--June 30, 1996

1. Principles of Consolidation

The consolidated balance sheet as of June 30, 1996, the related consolidated statements of income for the quarters and six months ended June 30, 1996 and 1995, and the consolidated statements of cash flows for the six months ended June 30, 1996 and 1995, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results of operations for the full year.

The consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's annual consolidated financial statements and notes.



2. Earnings per share

Earnings per share was determined by dividing net income, as adjusted below, by the applicable shares outstanding (in thousands):

                                                                             Quarter Ended                    Six Months Ended
                                                                               June 30,                            June 30,
                                                                         ----------------------            ------------------------
                                                                           1996          1995                1996            1995
- -----------------------------------------------------------------------------------------------------------------------------------
 Net income, as reported                                                 $ 26,090      $  8,352            $ 33,900        $ 14,892
         Dividends on redeemable preferred stock                               (4)           (4)                 (8)             (8)
- -----------------------------------------------------------------------------------------------------------------------------------
 Primary and fully diluted income                                        $ 26,086      $  8,348            $ 33,892        $ 14,884
===================================================================================================================================

 Average common shares outstanding                                          5,428         5,406               5,426           5,397
         Shares applicable to common stock equivalents                        233           197                 231             181
- -----------------------------------------------------------------------------------------------------------------------------------
Average primary shares outstanding                                          5,661         5,603               5,657           5,578

 Additional dilution attributable to common
         stock equivalents                                                      8             8                  10              24
- -----------------------------------------------------------------------------------------------------------------------------------
Average fully diluted shares outstanding                                    5,669         5,611               5,667           5,602
===================================================================================================================================

3. Reinsurance

The table below summarizes the effect of reinsurance on premiums written and earned (dollars in thousands):


                                                           Quarter Ended June 30,
- ----------------------------------------------------------------------------------------------------------
                                                1996                                     1995
- ----------------------------------------------------------------------------------------------------------
                                    Written             Earned               Written               Earned
 Direct                           $ 106,037            $  91,381            $  94,704            $  82,441
 Assumed                              1,583                2,402                7,929               10,007
 Ceded                              (25,809)             (22,390)             (26,861)             (23,999)
- ----------------------------------------------------------------------------------------------------------
         Net premiums             $  81,811            $  71,393            $  75,772            $  68,449
==========================================================================================================




                                                           Six Months Ended June 30,
- ----------------------------------------------------------------------------------------------------------
                                                1996                                     1995
- ----------------------------------------------------------------------------------------------------------
                                Written               Earned                Written                Earned
Direct                         $ 198,154             $ 187,162             $ 175,250             $ 160,617
Assumed                            3,642                 6,578                17,487                17,717
Ceded                            (47,071)              (45,550)              (47,186)              (44,101)
- ----------------------------------------------------------------------------------------------------------
        Net premiums           $ 154,725             $ 148,190             $ 145,551             $ 134,233
==========================================================================================================



Incurred losses and loss adjustment expenses are net of reinsurance recoveries of $11.1 million and $18.2 million for the quarters ended June 30, 1996 and 1995, respectively, and $23.7 million and $33.3 million for the six months ended June 30, 1996 and 1995, respectively.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Quarter and Six Months ended June 30, 1996 compared to Quarter and Six Months ended June 30, 1995

The Company underwrites specialty insurance products and programs to niche markets. Significant areas of underwriting include professional and products liability, excess and surplus lines, specialty programs and specialty personal and commercial lines. Professional liability coverage is offered to physicians and health professionals, insurance companies, directors and officers, attorneys and architects and engineers. Special risk programs provide products liability insurance for manufacturers and distributors and tailored coverages for other unique exposures. Property/casualty insurance for nonstandard and hard-to-place risks is underwritten on an excess and surplus lines basis. Specialty program insurance includes coverage for camps, youth and recreation, child care, health and fitness and agribusiness organizations, as well as accident and health insurance for colleges. The Company also underwrites personal and commercial property and liability coverages for watercraft, motorcycles, automobiles, mobile homes, dwellings and commercial freight companies, and maintains wholesale and retail brokerage operations that produce business primarily for its insurance subsidiaries.

Following is a comparison of gross premium volume by significant underwriting area:

                              Gross Premium Volume

  Quarter Ended June 30,                                                              Six Months Ended June 30,
- ----------------------------------------------------------------------------------------------------------------
  1996             1995             (amounts in thousands)                              1996             1995
- ----------------------------------------------------------------------------------------------------------------
$ 32,116         $ 34,923       Professional/Products Liability                       $  63,311       $   67,218
  29,890           25,357       Excess & Surplus Lines                                   58,935           51,656
  24,916           26,860       Specialty Program Insurance                              45,662           50,531
  20,528           10,237       Specialty Personal and Commercial Lines                  34,090           18,409
   3,488            6,076       Other                                                     6,285           10,726
- ----------------------------------------------------------------------------------------------------------------
$110,938         $ 103,453      Total                                                 $ 208,283       $  198,540
================================================================================================================

Gross premium volume increased 7% to $110.9 million for the second quarter and 5% to $208.3 million for the six month period in 1996 from $103.5 million and $198.5 million, respectively, for the same periods in 1995. Premiums from new programs provided the majority of the growth for the quarter and six month period in 1996.

Premiums from professional/products liability insurance were $32.1 million for the second quarter and $63.3 million for the six month period compared to $34.9 million and $67.2 million, respectively, for the same periods last year. Growth in the medical malpractice and directors' and officers' product lines was more than offset by lower production from other lines, including specified medical professions and the special risk programs due to changes in risk selection.

Excess and surplus lines second quarter gross premium volume grew 18% to $29.9 million from $25.4 million a year earlier. For the six month period, excess and surplus lines gross premium volume rose 14% to $58.9 million from $51.7 million in 1995. Production from the special property insurance program continued to show significant growth. A new excess and umbrella program also contributed to 1996 growth.


Gross premiums from specialty program insurance premiums were $24.9 million for the second quarter and $45.7 million for the six month period compared to $26.9 million and $50.5 million for the quarter and six month periods in 1995. Increased competition in the youth and recreation and agribusiness programs contributed to the decrease.

Specialty personal and commercial lines premiums rose sharply to $20.5 million for the second quarter and $34.1 million for the six month period from $10.2 million and $18.4 million, respectively, during the same periods a year ago. Several recently added programs, including property coverage for mobile homes and low value dwellings, liability coverage for commercial autos and physical damage coverage for personal autos, showed continued strong growth, contributing $10.0 million and $21.0 million to quarterly and six month 1996 production.

Other gross premiums totaled $3.5 million for the second quarter and $6.3 million for the six month period compared to $6.1 million and $10.7 million, respectively, for the same periods in 1995. Other gross premium volume included production from the Company's wholesale brokerage operations and run-off business related to Lincoln Insurance Company, a company acquired in May 1995.

The Company enters into reinsurance agreements in order to reduce its liability on individual risks and enable it to underwrite policies with higher limits. The Company's net retention of gross premium volume increased to 74% in the second quarter and six month period from 73% for the same periods a year earlier. The increase reflects higher retentions for the specialty program insurance lines.

Following is a comparison of earned premiums by significant underwriting area:

                                                           Earned Premiums

    Quarter Ended June 30,                                                               Six Months Ended June 30,
- ------------------------------------------------------------------------------------------------------------------
     1996              1995               (amounts in thousands)                              1996         1995
- ------------------------------------------------------------------------------------------------------------------
   $26,455           $ 28,383       Professional/Products Liability                        $ 58,014    $   55,730
    17,075             17,080       Excess & Surplus Lines                                   35,214        33,737
    15,663             15,210       Specialty Program Insurance                              32,099        31,447
    11,581              5,548       Specialty Personal and Commercial Lines                  20,300        10,632
       619              2,228       Other                                                     2,563         2,687
- ------------------------------------------------------------------------------------------------------------------
  $ 71,393           $ 68,449       Total                                                  $148,190     $ 134,233
==================================================================================================================


Total operating revenues for the second quarter increased to $83.7 million from $82.6 million in 1995. For the six month period, operating revenues rose 11% to $176.7 million from $159.1 million a year ago. Earned premiums advanced to $71.4 million for the quarter and $148.2 million for the six month period from $68.4 million and $134.2 million, respectively, for the same periods in 1995. Higher gross premium volume attributed to new products and increasing retentions in our core products prompted the 4% quarterly and 10% year-to-date earned premium increases. Although the property and casualty market remains competitive, the Company will not sacrifice long term underwriting profits for premium growth.


Second quarter net investment income rose 17% to $11.9 million from $10.1 million a year ago. For the six month period, net investment income increased 31% to $24.1 million from $18.5 million in 1995. The increases were primarily the result of the Company's larger investment portfolio over the past year. The Company's invested assets were $908.9 million at June 30, 1996 compared to $797.5 million at June 30, 1995.

The Company reported realized investment losses of $0.5 million for the second quarter and realized investment gains $2.5 million for six months compared to realized investment gains of $3.1 million and $4.6 million, respectively, for the same periods last year. Variability in the timing of realized investment gains is to be expected and often results from interest rate volatility which affects the market values of fixed maturity and equity investments.

Total operating expenses for the second quarter were $71.5 million compared to $69.1 million in 1995. Total operating expenses for the six month period were $151.9 million compared to $134.8 million a year ago. The 4% and 13% quarterly and year-to-date increases, respectively, resulted primarily from higher variable expenses associated with higher earned premiums.

Following is a comparison of selected data from the Company's operations (in thousands):

        Quarter Ended June 30,                                                     Six Months Ended June 30,
- ----------------------------------------------------------------------------------------------------------------
       1996             1995               (amounts in thousands)                  1996                  1995
- ----------------------------------------------------------------------------------------------------------------
     $110,938           $ 103,453        Gross premium volume                    $208,283             $ 198,540
     $ 81,811            $ 75,772        Net premiums written                    $154,725             $ 145,551
           74%                 73%       Net retention                                 74%                   73%
     $ 71,393            $ 68,449        Earned premiums                         $148,190             $ 134,233
     $ 46,327            $ 46,011        Losses and loss adjustment expenses     $100,879             $  88,034
                                         Underwriting, acquisition, and
     $ 24,089            $ 22,074             insurance expenses                 $ 48,819             $  44,679
                                         GAAP ratios
           65%                 67%            Loss ratio                               68%                   66%
           34%                 32%            Expense ratio                            33%                   33%
- ----------------------------------------------------------------------------------------------------------------
           99%                 99%       Combined ratio                               101%                   99%
=================================================================================================================

The second quarter combined loss and expense ratio was flat at 99% compared to last year. For the six month period, the combined ratio increased to 101% from 99% in 1995. The quarterly loss ratio fell to 65% from 67% in 1995, while the six month loss ratio increased to 68% from 66% a year ago. The second quarter 1996 decrease resulted from favorable development in various lines of business. The increase in the loss ratio for the six month period was due to reserve increases in the medical malpractice book of business and winter storm losses from the first quarter of 1996. The expense ratio for the second quarter was 34% compared to 32% in 1995. The increase is attributable to higher acquisition costs and start-up costs in several new programs which were partially offset by the recognition of contingent profit commissions. The expense ratio for the six month period was flat at 33% when compared to 1995.


In evaluating its operating performance, the Company focuses on core underwriting and investing results before consideration of realized gains or losses from the sales of investments and expenses related to the amortization of intangible assets. Management believes this is a better indicator of the Company's operating performance because it reduces the variability in results associated with realized investment gains or losses and eliminates the impact of accounting conventions which do not reflect current operating costs. For the second quarter of 1996, income from core underwriting and investing operations increased 28% to $11.3 million from $8.8 million in 1995. Increased investment income and underwriting profits fueled the growth. For the six month period, income from core operations grew 16% to $19.5 million from $16.8 million last year, primarily as a result of increased investment income.

The Company's effective tax rate for the second quarter and six month period was (158%) and (64%) of income before income taxes, respectively, compared to 26% of income before income taxes for the same periods last year. In the second quarter of 1996, the Company recognized a nonrecurring benefit of $18.4 million related to the realization of tax benefits attributable to certain differences between financial reporting and tax bases of assets acquired in a prior period. This benefit was recognized when management determined that estimated tax liabilities were less than amounts previously accrued.

Second quarter 1996 net income rose to $26.1 million from $8.4 million in 1995. For the six month period, net income advanced to $33.9 million from $14.9 million last year. The increase was primarily the result of the $18.4 million nonrecurring benefit and higher net investment income, partially offset by lower realized gains.

Financial Condition as of June 30, 1996

The Company's insurance operations collect premiums and pay current claims, reinsurance commissions and operating expenses. Premiums collected and positive cash flows from the insurance operations are invested primarily in short-term investments and long-term bonds. The Company's short-term investments provide liquidity for projected claims, reinsurance costs and operating expenses.

For the six month period ended June 30, 1996, the Company reported net cash provided by operating activities of $35.0 million, compared to net cash provided by operating activities of $88.3 million for the same period in 1995. Operating cash flows reflected reinsurer commutations and other settlements of $1.0 million in 1996 compared to $45.0 million in 1995. The Company does not expect commutations to be a significant source of operating cash flow in 1996 or future years.

For the six month period ended June 30, 1996, the Company reported net cash used by investing activities of $25.9 million compared to $102.8 million in 1995. The difference is primarily attributable to lower reinsurer commutation activity and other settlements in 1996. The Company's invested assets were $908.9 million at June 30, 1996 compared to $908.6 million at December 31, 1995. The unrealized appreciation of the Company's investment portfolio decreased $23.2 million since December 31, 1995. As of June 30, 1996, the cost of the Company's fixed maturity investments exceeded the estimated fair value by $5.5 million, while the estimated fair value of its equity investments exceeded cost by $34.6 million.


At June 30, 1996, the Company's fixed maturity and equity investments comprised approximately 76% and 18% of total investments, respectively. The Company expects variability in its realized and unrealized investment gains due to interest rate volatility as well as other economic conditions.

As of June 30, 1996 the unused balances available under the Company's revolving credit facility totaled $40.0 million compared to $33.0 million at December 31, 1995. The Company repaid $7.0 million of the revolving credit facility in the second quarter of 1996.

Shareholders' equity at June 30, 1996 was $232.3 million compared to $213.4 million at December 31, 1995. Book value per share rose to $42.78 at June 30, 1996 from $39.37 at December 31, 1995. During the six month period, net unrealized investment gains, net of income taxes, decreased by $15.1 million.


Other Items

On May 16, 1996, the Company and Investors Insurance Group (IIG) jointly announced that they had executed a definitive agreement for the acquisition of Investors Insurance Holding Corporation and its subsidiaries for approximately $38 million. IIG, a specialty property and casualty insurer, had total assets of approximately $222 million and an investment portfolio of $139 million at December 31, 1995. The Company is currently seeking regulatory approval of the transaction and expects to complete the acquisition by the end of the third quarter of 1996. The Company expects to finance the transaction with cash on hand and bank financing.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

The Corporation's Annual Meeting was held on May 7, 1996, in Richmond, Virginia. At the Annual Meeting, shareholders elected directors for the ensuing year and ratified the selection by the Board of Directors of KPMG Peat Marwick LLP as the Company's independent auditors for the year ending December 31, 1996. The results of the meeting were as follows:

Election of Directors                  For                         Withheld
- ---------------------                  ---                         --------
   Alan I. Kirshner                 4,385,855                       43,455
   Anthony F. Markel                4,385,855                       43,455
   Steven A. Markel                 4,385,855                       43,455
   Darrell D. Martin                4,385,855                       43,455
   Leslie A. Grandis                4,385,855                       43,455
   Stewart M. Kasen                 4,385,255                       44,055
   Gary L. Markel                   4,385,855                       43,455
   V. Prem Watsa                    4,385,855                       43,455



Ratification of Selection of Auditors:

Abstentions and Brokers
        For                        Against                    Non-Votes
        ---                        -------                    ---------
    4,422,494                       2,167                        4,648

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

The Exhibits to this Report are listed in the Exhibit Index.

(b) No reports on Form 8-K were filed during the quarter ended June 30, 1996.




                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of July, 1996.

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


                                  Exhibit Index

   Number     Description

     10 Agreement and Plan of Merger among Markel Corporation, IIG Acquisition Corp., Investors Insurance Holding Corp. and certain shareholders of Investors Insurance Holding Corp. *

     27       Financial Data Schedule *


* Filed electronically with the Commission's operational EDGAR system.



