Form 10-Q
period 1996-09-30
MARKEL CORP
filed 1996-10-30
CIK 803509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                   FORM 10-Q

[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996

or

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

Yes [ X ]   No [   ]

Number of shares of the registrant's common stock outstanding at October 27, 1996: 5,466,277

                               Markel Corporation
                                   Form 10-Q

                                     Index

                                                                           Page
                                                                          Number

PART I. FINANCIAL INFORMATION:

     Item 1. Financial Statements

       Consolidated Balance Sheets--
        September 30, 1996 and December 31, 1995                              3

       Consolidated Statements of Income--
        Quarters and Nine Months Ended September 30, 1996  and 1995           4

       Consolidated Statements of Cash Flows--
        Nine Months Ended September 30, 1996 and 1995                         5

       Notes to Consolidated Financial Statements--
        September 30, 1996                                                    6

     Item 2. Management's Discussion and Analysis of
      Financial Condition and Results of Operations                           8

PART II. OTHER INFORMATION:

     Item 6. Exhibits and Reports on Form 8-K                                12

 PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      MARKEL CORPORATION AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                                                              September 30,      December 31,

------------------------------------------------------------------------------------------------------------------------------
                                                                                                  1996               1995
------------------------------------------------------------------------------------------------------------------------------
                                                                                                   (dollars in thousands)

ASSETS
Investments, available-for-sale, at estimated fair value
     Fixed maturities (cost of $711,470 in 1996 and $683,568 in 1995)                      $  709,070             $  706,055
     Equity securities (cost of $134,584 in 1996 and $104,538 in 1995)                        175,690                134,346
     Short-term investments (estimated fair value approximates cost)                           71,657                 68,182

------------------------------------------------------------------------------------------------------------------------------
       Total investments, available-for-sale                                                  956,417                908,583
------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents                                                                      16,252                 18,315
Receivables                                                                                    64,908                 47,210
Reinsurance recoverable on unpaid losses                                                      154,219                159,141
Reinsurance recoverable on paid losses                                                         11,657                 20,404
Deferred policy acquisition costs                                                              35,336                 32,024
Prepaid reinsurance premiums                                                                   41,892                 39,728
Property and equipment                                                                         25,907                 27,729
Intangible assets                                                                              39,957                 41,657
Other assets                                                                                   41,591                 19,746
------------------------------------------------------------------------------------------------------------------------------
       Total assets                                                                       $ 1,388,136            $ 1,314,537
------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Unpaid losses and loss adjustment expenses                                                $   766,139            $   734,409
Unearned premiums                                                                             187,410                170,697
Payables to insurance companies                                                                19,762                 17,247
Long-term debt (estimated fair value of $97,187 in 1996 and $109,189 in 1995)                  99,678                106,689
Other liabilities                                                                              67,329                 72,053
------------------------------------------------------------------------------------------------------------------------------
       Total liabilities                                                                    1,140,318              1,101,095
------------------------------------------------------------------------------------------------------------------------------

Shareholders' equity
     Common stock                                                                              23,970                 23,118
     Retained earnings                                                                        198,690                156,333
     Net unrealized gains on fixed maturities and equity securities, net of taxes              25,158                 33,991
------------------------------------------------------------------------------------------------------------------------------
       Total shareholders' equity                                                             247,818                213,442
------------------------------------------------------------------------------------------------------------------------------
       Total liabilities and shareholders' equity                                         $ 1,388,136            $ 1,314,537
------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.


                      MARKEL CORPORATION AND SUBSIDIARIES

                       Consolidated Statements of Income

                                                         Quarter Ended          Nine Months Ended
                                                         September 30,             September 30,
                                                        ---------------          -----------------
                                                       1996        1995          1996         1995
---------------------------------------------------------------------------------------------------
                                                     (dollars in thousands, except per share data)
Operating revenues
     Earned premiums                                  $ 76,861     $ 75,659   $ 225,051   $ 209,892
     Net investment income                              12,363       12,058      36,500      30,530
     Net realized gains from investment sales              449        3,037       2,956       7,650
     Other                                                 694          789       2,522       2,561
---------------------------------------------------------------------------------------------------
       Total operating revenues                         90,367       91,543     267,029     250,633
---------------------------------------------------------------------------------------------------
Operating expenses
     Losses and loss adjustment expenses                50,592       49,651     151,471     137,685
     Underwriting, acquisition and insurance expenses   25,773       25,575      74,592      70,254
     Other                                                 284          410       1,192       1,239
     Amortization of intangible assets                     660          899       1,995       2,192
---------------------------------------------------------------------------------------------------
     Total operating expenses                           77,309       76,535     229,250     211,370
---------------------------------------------------------------------------------------------------
       Operating income                                 13,058       15,008      37,779      39,263
Interest expense                                         1,914        2,173       5,964       6,304
---------------------------------------------------------------------------------------------------
       Income before income taxes                       11,144       12,835      31,815      32,959

Income taxes (benefit)                                   2,675        3,851     (10,554)      9,083
---------------------------------------------------------------------------------------------------
       Net income                                      $ 8,469      $ 8,984    $ 42,369    $ 23,876
---------------------------------------------------------------------------------------------------
Earnings per share
     Primary                                         $    1.50      $  1.59   $    7.50     $  4.26
---------------------------------------------------------------------------------------------------
     Fully diluted                                   $    1.50      $  1.59   $    7.50     $  4.23
---------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                      MARKEL CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                                                           Nine Months Ended
                                                                             September 30,
                                                                           ------------------
                                                                          1996           1995
-----------------------------------------------------------------------------------------------
                                                                         (dollars in thousands)
Operating Activities
     Net income                                                     $     42,369     $   23,876
     Adjustments to reconcile net income to net cash provided
       by operating activities                                            26,755        126,780
-----------------------------------------------------------------------------------------------
 Net cash provided by operating activities                                69,124        150,656
-----------------------------------------------------------------------------------------------

Investing Activities
     Proceeds from sales of fixed maturities and equity securities       312,186        427,790
     Proceeds from maturities of fixed maturities                         49,401         15,561
     Cost of fixed maturities and equity securities purchased           (420,073)      (587,422)
     Net change in short-term investments                                 (3,475)       (16,041)
     Purchase of Lincoln Insurance Company - net of cash acquired             --        (21,747)
     Proceeds from sale of Corporate headquarters buildings                   --         19,068
     Other                                                                (3,016)        (3,454)
-----------------------------------------------------------------------------------------------
Net cash used by investing activities                                    (64,977)      (166,245)
-----------------------------------------------------------------------------------------------

Financing Activities
     Borrowings under credit facility                                         --         27,500
     Repayment of long-term debt and credit facility                      (7,050)       (10,050)
     Other                                                                   840            102
-----------------------------------------------------------------------------------------------
 Net cash provided (used) by financing activities                         (6,210)        17,552
-----------------------------------------------------------------------------------------------

     Increase (decrease) in cash and cash equivalents                     (2,063)         1,963
     Cash and cash equivalents at beginning of period                     18,315         10,229
-----------------------------------------------------------------------------------------------
     Cash and cash equivalents at end of period                         $ 16,252     $   12,192
-----------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--September 30, 1996

1. Principles of Consolidation

The consolidated balance sheet as of September 30, 1996, the related consolidated statements of income for the quarters and nine months ended September 30, 1996 and 1995, and the consolidated statements of cash flows for the nine months ended September 30, 1996 and 1995, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results of operations for the full year.

The consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's annual consolidated financial statements and notes.

2. Earnings per share

Earnings per share was determined by dividing net income, as adjusted below, by the applicable shares outstanding (in thousands):

                                                          Quarter Ended         Nine Months Ended
                                                          September 30,           September 30,
                                                       --------------------    ---------------------
                                                       1996           1995      1996          1995
-------------------------------------------------------------------------------------------------------
 Net income, as reported                             $ 8,469        $ 8,984   $ 42,369      $ 23,876
     Dividends on redeemable preferred stock              (4)            (4)       (12)          (12)
-------------------------------------------------------------------------------------------------------
 Primary and fully diluted income                    $ 8,465        $ 8,980   $ 42,357      $ 23,864
-------------------------------------------------------------------------------------------------------

 Average common shares outstanding                     5,440          5,411      5,431         5,402
     Shares applicable to common stock equivalents       211            221        208           195
-------------------------------------------------------------------------------------------------------
 Average primary shares outstanding                    5,651          5,632      5,639         5,597

 Additional dilution attributable to common
     stock equivalents                                    --             16         --            42
-------------------------------------------------------------------------------------------------------
Average fully diluted shares outstanding               5,651          5,648      5,639         5,639
-------------------------------------------------------------------------------------------------------

3. Reinsurance

The table below summarizes the effect of reinsurance on premiums written and earned (dollars in thousands):


                                        Quarter Ended September 30,
-----------------------------------------------------------------------------
                                   1996                        1995
-----------------------------------------------------------------------------
                           Written        Earned      Written       Earned
 Direct                  $ 106,445       $ 99,370    $ 105,517    $ 95,144
 Assumed                     4,216          4,653        4,624       5,717
 Ceded                     (25,788)       (27,162)     (26,706)    (25,202)
-----------------------------------------------------------------------------
     Net premiums        $  84,873       $ 76,861   $   83,435    $ 75,659
-----------------------------------------------------------------------------




                                     Nine Months Ended September 30,
-----------------------------------------------------------------------------
                                   1996                        1995
-----------------------------------------------------------------------------
                             Written       Earned       Written     Earned
 Direct                    $ 304,599     $ 286,532    $ 280,767   $ 255,761
 Assumed                       7,858        11,230       22,111      23,434
 Ceded                       (72,859)      (72,711)     (73,892)    (69,303)
-----------------------------------------------------------------------------
     Net premiums          $ 239,598     $ 225,051    $ 228,986   $ 209,892
-----------------------------------------------------------------------------


Incurred losses and loss adjustment expenses are net of reinsurance recoveries of $9.6 million and $16.9 million for the quarters ended September 30, 1996 and 1995, respectively, and $33.3 million and $47.1 million for the nine months ended September 30, 1996 and 1995, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Quarter and Nine Months ended September 30, 1996 compared to Quarter and Nine Months ended September 30, 1995

The Company underwrites specialty insurance products and programs to niche markets. Significant areas of underwriting include professional and products liability, excess and surplus lines, specialty programs and specialty personal and commercial lines. Professional liability coverage is offered to physicians and health professionals, insurance companies, directors and officers, attorneys and architects and engineers. Special risk programs provide products liability insurance for manufacturers and distributors and tailored coverages for other unique exposures. Property/casualty insurance for nonstandard and hard-to-place risks is underwritten on an excess and surplus lines basis. Specialty program insurance includes coverage for camps, youth and recreation, child care, health and fitness and agribusiness organizations, as well as accident and health insurance for colleges. The Company also underwrites personal and commercial property and liability coverages for watercraft, motorcycles, automobiles, mobile homes, dwellings and commercial freight companies.

Following is a comparison of gross premium volume by significant underwriting area:

                                       Gross Premium Volume

             Quarter Ended                                                        Nine Months Ended
             September 30,                                                          September 30,
------------------------------------------------------------------------------------------------------
      1996                1995             (amounts in thousands)                  1996        1995
------------------------------------------------------------------------------------------------------
  $   28,648          $   29,177        Professional/Products Liability       $   91,959     $ 96,395
      30,788              28,585        Excess & Surplus Lines                    89,723       80,241
      29,135              31,686        Specialty Program Insurance               74,797       82,217
      18,879              13,725        Specialty Personal and Commercial Lines   52,969       32,134
       2,048               8,687        Other                                      8,333       19,413
------------------------------------------------------------------------------------------------------
   $ 109,498          $  111,860        Total                                  $ 317,781    $ 310,400
------------------------------------------------------------------------------------------------------


Gross premium volume was $109.5 million for the second quarter and $317.8 million for the nine month period in 1996 compared to $111.9 million and $310.4 million, respectively, for the same periods in 1995. Premiums from new programs provided the majority of the growth for the quarter and nine month period in 1996. Runoff of Lincoln Insurance Company (LIC) and the sale of the Company's wholesale brokerage operations reduced gross premium volume by $6.1 million and $9.9 million for the quarter and nine month period in 1996, respectively.

Premiums from professional/products liability insurance were $28.6 million for the third quarter and $92.0 million for the nine month period compared to $29.2 million and $96.4 million, respectively, for the same periods last year. Growth in the employment practices and directors' and officers' product lines was more than offset by lower production from other lines, including financial institutions due to competition and the special risk programs due to changes in risk selection.

Excess and surplus lines second quarter gross premium volume grew 8% to $30.8 million from $28.6 million a year earlier. For the nine month period, excess and surplus lines gross premium volume rose 12% to $89.7 million from $80.2 million in 1995. The casualty division benefitted from a new garage program and the selective renewal of parts of the LIC book of business, while the property division has seen favorable results from a new marketing plan. A new excess and umbrella program also contributed to 1996 growth.

Gross premiums from specialty program insurance premiums were $29.1 million for the third quarter and $74.8 million for the nine month period compared to $31.7 million and $82.2 million for the quarter and nine month periods in 1995. Increased competition in the youth and recreation, agribusiness and health and fitness programs contributed to the decrease.

Specialty personal and commercial lines premiums rose sharply to $18.9 million for the third quarter and $53.0 million for the nine month period from $13.7 million and $32.1 million, respectively, during the same periods a year ago. Several recently added programs, including physical damage for lenders and personal autos, liability coverage for commercial autos, property coverage for mobile homes and dwellings, and liability coverage for commercial vehicles including taxi cab fleets, showed continued strong growth, contributing $3.2 million and $16.5 million of growth to quarterly and nine month 1996 production.

Other gross premiums totaled $2.0 million for the third quarter and $8.3 million for the nine month period compared to $8.7 million and $19.4 million, respectively, for the same periods in 1995. Other gross premium volume includes production from the Company's wholesale brokerage operation which was sold in September and run-off business related to Lincoln Insurance Company.

The Company enters into reinsurance agreements in order to reduce its liability on individual risks and enable it to underwrite policies with higher limits. The Company's net retention of gross premium volume increased to 78% in the third quarter and 75% for the nine month period from 75% and 74%, respectively, for the same periods a year earlier. The increase reflects higher retentions for the specialty program insurance lines.

Following is a comparison of earned premiums by significant underwriting area:


                                                                   Earned Premiums

                              Quarter Ended                                                        Nine Months Ended
                              September 30,                                                           September 30,
--------------------------------------------------------------------------------------------------------------------------
                   1996                1995                (amounts in thousands)                   1996           1995
--------------------------------------------------------------------------------------------------------------------------
                 $ 26,149            $ 28,545           Professional/Products Liability         $   84,163      $  84,275
                   20,025              17,987           Excess & Surplus Lines                      55,239         51,724
                   18,322              16,699           Specialty Program Insurance                 50,421         48,146
                   12,432               6,874           Specialty Personal and Commercial Lines     32,732         17,506
                      (67)              5,554           Other                                        2,496          8,241
--------------------------------------------------------------------------------------------------------------------------
                 $ 76,861            $ 75,659           Total                                    $ 225,051      $ 209,892
--------------------------------------------------------------------------------------------------------------------------

Total operating revenues for the third quarter were $90.4 million compared to $91.5 million in 1995. For the nine month period, operating revenues rose 7% to $267.0 million from $250.6 million a year ago. Earned premiums advanced to $76.9 million for the quarter and $225.1 million for the nine month period from $75.7 million and $209.9 million, respectively, for the same periods in 1995. Higher gross premium volume attributed to new products and increasing retentions in our core products prompted the 2% quarterly and 7% year-to-date earned premium increases. Although the property and casualty market remains competitive, the Company will not sacrifice long term underwriting profits for premium growth.

Third quarter net investment income was $12.4 million up from $12.1 million a year ago. For the nine month period, net investment income increased 20% to $36.5 million from $30.5 million in 1995. The increases were primarily the result of the Company's larger investment portfolio over the past year, partially offset by lower yields.

The Company reported realized investment gains of $0.4 million for the third quarter and realized investment gains of $3.0 million for nine months compared to realized investment gains of $3.0 million and $7.7 million, respectively, for the same periods last year. Variability in the timing of realized investment gains is to be expected and often results from interest rate volatility which affects the market values of fixed maturity and equity investments.

Total operating expenses for the third quarter were $77.3 million compared to $76.5 million in 1995. Total operating expenses for the nine month period were $229.3 million compared to $211.4 million a year ago. The increases resulted primarily from higher variable expenses associated with higher earned premiums.

Following is a comparison of selected data from the Company's operations (in thousands):


                  Quarter Ended                                                             Nine Months Ended
                 September 30,                                                                September 30,
------------------------------------------------------------------------------------------------------------------
            1996             1995            (amounts in thousands)                       1996              1995
------------------------------------------------------------------------------------------------------------------
          $109,498           $ 111,860       Gross premium volume                       $ 317,781        $ 310,400
          $ 84,873           $  83,435       Net premiums written                       $ 239,598        $ 228,986
                78%                 75%      Net retention                                     75%              74%
          $ 76,861           $  75,659       Earned premiums                            $ 225,051        $ 209,892
          $ 50,592           $  49,651       Losses and loss adjustment expenses        $ 151,471        $ 137,685
                                             Underwriting, acquisition, and
          $ 25,773           $  25,575         insurance expenses                       $  74,592        $  70,254

                                             GAAP ratios
                66%                 65%        Loss ratio                                     67%              65%
                33%                 34%        Expense ratio                                  33%              34%
------------------------------------------------------------------------------------------------------------------
                99%                 99%        Combined ratio                                100%              99%
------------------------------------------------------------------------------------------------------------------


The third quarter combined loss and expense ratio was flat at 99% compared to 1995. For the nine month period, the combined ratio increased to 100% from 99% in 1995. The quarterly loss ratio rose to 66% from 65% in 1995. The 1996 third quarter includes $1.7 million in property losses from Hurricane Fran. Hurricane losses were partially offset by favorable development in the Company's excess and surplus lines casualty book of business and certain professional liability lines. The nine month loss ratio increased to 67% from 65% a year ago due to reserve increases in the medical malpractice book of business and property losses from the winter storms and Hurricane Fran. The third quarter and nine month expense ratios fell to 33% from 34% in 1995. The decrease in both periods was the result of the recognition of contingent profit commissions partially offset by higher acquisition costs and start-up costs in several new programs.

In evaluating its operating performance, the Company focuses on core underwriting and investing results before consideration of realized gains or losses from the sales of investments and expenses related to the amortization of intangible assets. Management believes this is a better indicator of the Company's operating performance because it reduces the variability in results associated with realized investment gains or losses and eliminates the impact of accounting conventions which do not reflect current operating costs. For the third quarter of 1996, income from core underwriting and investing operations after taxes increased 13% to $8.7 million from $7.7 million in 1995. The growth was due to increased investment income and underwriting profits. For the nine month period, income from core operations grew 14% to $23.6 million from $20.6 million last year, primarily as a result of increased investment income.

The Company's effective tax rate for the third quarter and nine month period was 24% and (33%) of income before income taxes, respectively, compared to 30% and 28% of income before income taxes, respectively, for the same periods last year. In the second quarter of 1996, the Company recognized a nonrecurring benefit of $18.4 million related to the realization of tax benefits attributable to certain differences between financial reporting and tax bases of assets acquired in a prior period. This benefit was recognized when management determined that estimated tax liabilities were less than amounts previously accrued.

Third quarter 1996 net income was $8.5 million compared to $9.0 million in 1995. Third quarter net income fell due to lower realized gains which were partially offset by continuing underwriting profitability and growth in net investment income. For the nine month period, net income advanced to $42.4 million from $23.9 million last year. The increase was primarily the result of the $18.4 million nonrecurring benefit and higher net investment income, partially offset by lower realized gains.

Financial Condition as of September 30, 1996

The Company's insurance operations collect premiums and pay current claims, reinsurance commissions and operating expenses. Premiums collected and positive cash flows from the insurance operations are invested primarily in short-term investments and long-term bonds. The Company's short-term investments provide liquidity for projected claims, reinsurance costs and operating expenses.

For the nine month period ended September 30, 1996, the Company reported net cash provided by operating activities of $69.1 million, compared to net cash provided by operating activities of $150.7 million for the same period in 1995. Operating cash flows reflected reinsurer commutations and other settlements of $6.6 million in 1996 compared to $72.6 million in 1995. The Company does not expect commutations to be a significant source of operating cash flow in 1996 or future years.

For the nine month period ended September 30, 1996, the Company reported net cash used by investing activities of $65.0 million compared to $166.2 million in 1995. The difference is primarily attributable to lower reinsurer commutation activity and other settlements in 1996. The Company's invested assets were $956.4 million at September 30, 1996 compared to $908.6 million at December 31, 1995. The unrealized appreciation of the Company's investment portfolio decreased $13.6 million since December 31, 1995. As of September 30, 1996, the cost of the Company's fixed maturity investments exceeded the estimated fair value by $2.4 million, while the estimated fair value of its equity investments exceeded cost by $41.1 million.

At September 30, 1996, the Company's fixed maturity and equity investments comprised approximately 74% and 18% of total investments, respectively. The Company expects variability in its realized and unrealized investment gains due to interest rate volatility as well as other economic conditions.

As of September 30, 1996 the unused balances available under the Company's revolving credit facility totaled $40.0 million compared to $33.0 million at December 31, 1995. The Company repaid $7.0 million of the revolving credit facility in the second quarter of 1996.

Shareholders' equity at September 30, 1996 was $247.8 million compared to $213.4 million at December 31, 1995. Book value per share rose to $45.36 at September 30, 1996 from $39.37 at December 31, 1995. During the nine month period, net unrealized investment gains, net of income taxes, decreased by $8.8 million.

Other Items

On May 16, 1996, the Company and Investors Insurance Group (Investors) jointly announced that they had executed a definitive agreement for the acquisition of Investors Insurance Holding Corporation and its subsidiaries for approximately $38 million. The Company has received all necessary regulatory approvals and the purchase is expected to close on October 31, 1996. The purchase of Investors, an excess and surplus lines insurer with total assets of approximately $233 million at September 30, 1996, will be financed with cash and $15 million of borrowings under the Company's revolving credit agreement.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

The Exhibits to this Report are listed in the Exhibit Index.

(b) No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of October, 1996.

                               Markel Corporation


                            By  Alan I. Kirshner
                                --------------------------------
                                Alan I. Kirshner
                                Chief Executive Officer
                                (Principal Executive Officer)



                            By  Anthony F. Markel
                                -------------------------------
                                Anthony F. Markel
                                President
                                (Principal Operating Officer)



                            By  Steven A. Markel
                                -------------------------------
                                Steven A. Markel
                                Vice Chairman


                            By  Darrell D. Martin
                                ------------------------------
                                Darrell D. Martin
                                Executive Vice President and
                                Chief Financial Officer
                                (Principal Financial Officer and
                                Principal Accounting Officer)

                                 Exhibit Index

Number                   Description

     27                  Financial Data Schedule *




* Filed electronically with the Commission's operational EDGAR system.