Form 10-K
period 1996-12-31
MARKEL CORP
filed 1997-03-24
CIK 803509

UNITED STATES SECURITIES AND
                             EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-K

Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [fee required] For the fiscal year ended December 31, 1996


Commission File Number 0-15458


MARKEL CORPORATION
(Exact name of registrant as specified in its charter)


A Virginia Corporation
IRS Employer Identification No. 54-0292420


4551 Cox Road, Glen Allen, Virginia 23060-3382
(Address of principal executive offices)
(Zip code)


Telephone (804) 747-0136
(Registrant's telephone number including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None


Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, no par value


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days . Yes [X] No [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K . [ ]


The aggregate market value of the shares of the registrant's Common Stock held by non-affiliates as of January 31, 1997 was approximately $394,282,224.


The number of shares of the registrant's Common Stock outstanding at January 31, 1997: 5,459,612.


DOCUMENTS INCORPORATED BY REFERENCE


The portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 13, 1997, referred to in Part III.



INDEX AND CROSS REFERENCES - FORM 10-K

    ANNUAL REPORT


ITEM NO.
PART I
                                                                      PAGE
1. Business                                                           12-23

1a.Executive Officers of the Registrant                                  63

2. Properties (note 5)                                                35-36

3. Legal Proceedings (note 13)                                           43

4. Submission of
   Matters to a Vote of
   Security Holders                                                    NONE


PART II

5. Market for the Registrant's Common
   Equity and Related Stockholder
   Matters                                                               62

6. Selected Financial Data                                            24-25

7. Management's Discussion and
   Analysis of Financial Condition and
   Results of Operations                                              50-61

8. Financial Statements and Supplementary
   Data

   THE RESPONSE TO THIS ITEM IS SUBMITTED IN
   ITEM 14.

9. Changes in and Disagreements with
   Accountants on Accounting and
   Financial Disclosures                                               NONE


PART III

10.Directors and Executive Officers
   of the Registrant*

11.Executive Compensation*

12.Security Ownership of Certain Beneficial
   Owners and Management*

13.Certain Relationships and Related
   Transactions*


PART IV

14.Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    a.  Documents filed as part of this Form
        10-K

    (1) Financial Statements Consolidated Balance Sheets at
        December 31, 1996 and 1995                                       26

    Consolidated Statements of Income
    for the Years Ended December 31,
    1996, 1995, and 1994                                                 27

    Consolidated Statements of Changes
    in Shareholders' Equity for the Years
    Ended December 31, 1996, 1995,
    and 1994                                                             28

    Consolidated Statements of Cash
    Flows for the Years Ended December
    31, 1996, 1995, and 1994                                             29

    Notes to Consolidated Financial
    Statements for the Years Ended
    December 31, 1996, 1995,
    and 1994                                                          30-47

(2) Schedules have been omitted since
    they either are not required or are not
    applicable, or the information called
    for is shown in the Consolidated
    Financial Statements.

(3) Index to Exhibits

b.  Reports on Form 8-K.  On November
    13, 1996, the Company filed a report
    on Form 8-K, reporting under Item 2
    the acquisition of Investors Insurance
    Holding Corp. and its subsidiaries

c.  See Index to Exhibits and Item 14a(3)

d.  See Index to Financial Statements
    and Item 14a(2)


*Items Number 10, 11, 12, and 13 will be incorporated by reference from the Registrant's 1997 Proxy Statement pursuant to instructions G(1) and G(3) of the General Instructions to Form 10-K.

INDEX TO EXHIBITS

3 (i)Amended and Restated Articles of Incorporation, as amended (3.1)a


3 (ii) Bylaws, as amended (3.2)b


4 The registrant hereby agrees to furnish to the Securities and Exchange Commission a copy of all instruments defining the rights of holders of long-term debt of the registrant and subsidiaries shown on the Consolidated Balance Sheet of registrant at December 31, 1996, and the respective Notes thereto, included in this Annual Report on Form 10-K.


Management Contracts or Compensatory Plans required to be filed (Items 10.1
- 10.7)


10.1 Markel Corporation 1986 Stock Option Plan as amended (4(d))c


10.2 Markel Corporation 1989 Non-Employee Directors Stock Option Plan (A)d


10.3 Markel Corporation 1993 Incentive Stock Plan (10.3)e


10.4 Executive Employment Agreement between Markel Corporation and Alan I. Kirshner dated as of October 1, 1991 (10.5)f


10.5 Executive Employment Agreement between Markel Corporation and Anthony
F. Markel dated as of October 1, 1991 (10.6)f


10.6 Executive Employment Agreement between Markel Corporation and Steven
A. Markel dated as of October 1, 1991 (10.7)f


10.7 Executive Employment Agreement between Markel Corporation and Darrell
D. Martin dated as of March 1, 1992 (10.8)f


10.8(a) Lease Agreement dated July 21, 1995 between Prudential Insurance Company of America and Registrant related to premises located at 4551 Cox Road, Glen Allen, Virginia (10.9a) g


10.8(b) Lease Agreement dated July 21, 1995 between Prudential Insurance Company of America and Registrant related to premises located at 4600 Cox Road, Glen Allen, Virginia (10.9b)g


21 Subsidiaries of Markel Corporation


23 Consent of independent auditors to incorporation by reference of certain reports into the Registrant's Registration Statements on Form S-8 and S-4


27 Financial Data Schedule


a. Incorporated by reference from the exhibit shown in parenthesis filed with the Commission in the Registrant's 1990 Form 10-K Annual Report


b. Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant's 1992 Form 10-K Annual Report


c. Incorporated by reference from the exhibit shown in the parenthesis filed with the Commission on May 25, 1989 in the Registrant's Registration Statement on Form S-8 (Registration No. 33-28921)


d. Incorporated by reference from the exhibit

                       Markel Corporation & Subsidiaries


Commission in the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on May 15, 1989, as filed with the Commission


e. Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant's 1994 Form 10-K Annual Report


f. Incorporated by reference from the exhibit shown in the parentheses filed with the Commission in the Registrant's 1991 Form 10-K Annual Report


g. Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant's 1995 Form 10-K Annual Report


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MARKEL CORPORATION


By: Steven A. Markel
    Vice Chairman
    March 24, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signatures            Title

Alan I.  Kirshner*,  Chief Executive Officer
                     and Chairman of the
                     Board of Directors


Anthony F. Markel*,  President, Chief
                     Operating Officer and
                     Director


Steven A.  Markel*,  Vice Chairman and
                     Director


Darrell D.  Martin*, Executive Vice
                     President,Chief
                     Financial Officer and
                     Director (Principal
                     Accounting Officer)


Leslie A.  Grandis*, Director
Stewart M.  Kasen*,  Director
Gary L.  Markel*,    Director
V.  Prem Watsa*,     Director


*Signed as of March 24, 1997.

APPENDIX

MARKEL CORPORATION
Statement of Differences

1. The pages in the electronic filing do not correspond to the pages in the printed document because there is more material on each page of the printed document. The printed Annual Report and Form 10-K also contains numerous charts, graphs and pictures not incorporated into the electronic Form 10-K.

2. The information on pages 64 and 65 of the printed document, i.e. the 10-K cover sheet and index, have been repositioned on pages 1 and 2 of the electronic document for ease of reference.