Form 10-K/A
period 1996-12-31
MARKEL CORP
filed 1997-03-27
CIK 803509

UNITED STATES SECURITIES AND
                              EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-K/A

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

THIS 10K/A IS AMENDED AND RESTATED IN ITS ENTIRETY TO CORRECT MISORDERING OF PAGES WHICH OCCURRED IN THE ORIGINAL FILING. THERE ARE NO OTHER DIFFERENCES.

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

THE CORPORATE PROFILE

         Markel Corporation markets and underwrites specialty insurance products and programs to a variety of niche markets. In each of these markets, we seek to provide quality products and excellent customer service so that we can be a market leader. Our financial goals are to earn consistent underwriting profits and superior investment returns to build shareholder value.

THE MARKEL STYLE

         Markel has a Commitment to Success.

         We believe in hard work and a zealous pursuit of excellence while keeping a sense of humor. Our creed is honesty and fairness in all of our dealings.

         The Markel way is to seek to be a market leader in each of our pursuits. We seek to know our customers' needs and to provide our customers with quality products and service.

         Our pledge to our shareholders is that we will build the financial value of our Company. We respect our relationship with our suppliers and have a commitment to our communities.

         We are encouraged to look for a better way to do things...to challenge management. We have the ability to make decisions or alter a course quickly. The Markel approach is one of spontaneity and flexibility. This requires a respect for authority but a disdain of bureaucracy.

         At Markel, we hold the individual's right to self-determination in the highest light, providing an atmosphere in which people can reach their personal potential. Being results oriented, we are willing to put aside individual concerns in the spirit of teamwork to achieve success.

         Above all, we enjoy what we are doing. There is excitement at Markel, one that comes from innovating, creating, striving for a better way, sharing success with others...winning.







HIGHLIGHTS



(IN MILLIONS, EXCEPT PER SHARE DATA)       1996         1995       1994

FINANCIAL HIGHLIGHTS
Gross premium volume                       $   414    $   402     $  349
Net written premiums                           313        298        257
Earned premiums                                307        285        243
Net income                                      47         34         19
GAAP combined ratio                            100%        99%        97%
------------------------------------------------------------------------
Total investments                          $ 1,131    $   909     $  612
Total assets                                 1,605      1,315      1,103
Long-term debt                                 115        107        101
Shareholders' equity                           268        213        139
Debt to total capital                           30%        33%        42%
------------------------------------------------------------------------
PER SHARE DATA
Common shares outstanding (IN THOUSANDS)     5,458      5,422      5,387
Net income                                 $  8.30    $  6.15     $ 3.33
Total investments                           207.18     167.57     113.55
Book value                                   49.16      39.37      25.71
Growth in book value                            25%        53%       (8%)
-------------------------------------------------------------------------


OPERATING HIGHLIGHTS

(Bullet) Underwriting profits for the fifth consecutive year and the tenth year out of the past eleven

(Bullet) Investment portfolio increases 24% to $1.1 billion, or $207 per share

(Bullet) Book value per share increases to $49.16, a 25% increase for the year and a five year compound annual growth rate of 26%

(Bullet) Investors Insurance Holding Corp. becomes our fifth underwriting division

(Bullet) Committed capital resources increase by over $300 million


        Revenue (IN MILLIONS)

(Revenue chart appears here. Plot points are below.)

$450
 400
 350                         367
 300
 250
 200               223
 150
 100
  50      25
   0
         1986      1991      1996

       Net Income (IN MILLIONS)

(Net Income chart appears here. Plot points are below.)
$50
 45                            47
 40
 35
 30
 25
 20
 15                 14
 10
  5        5
  0
         1986      1991      1996



     Invested Assets (IN MILLIONS)

(Invested Assets chart appears here. Plot points are below.)

$1,300
 1,200                           1,131
 1,100
 1,000
  900
  800
  700
  600
  500
  400                  415
  300
  200
  100         30
   0
             1986     1991      1996

TO OUR BUSINESS PARTNERS



    We finished 1996 pleased with our achievements and long term success, yet challenged and committed to do even better in the future. Despite problems in a few products and storm losses from Hurricane Fran, we were able to achieve our primary objective of earning an underwriting profit. We closed 1996 with a combined ratio of slightly less than 100%, achieving our goal by a small margin. The extraordinary underwriting success of Essex Insurance Company saved the day.

    Despite our modest underwriting profit, 1996 proved quite successful financially. For the year, total operating revenues grew 7% to $366.7 million; core underwriting and investing results were $33.9 million, up 17% from the prior year; and net income was $46.7 million, or $8.30 per share, a Company record. Additionally, we enjoyed a significant increase in the value of our investment portfolio. Together, these items resulted in an increase in shareholders' equity per share of 25% to $49.16.

    In the ten years that we've been a public company, we've enjoyed consistent success in almost every financial measure. Revenues have increased at a 31% compound annual growth rate; we have earned underwriting profits in nine out of the ten years; our investment portfolio has grown at a 44% compound rate and now totals $1.1 billion or $207 per share; and most importantly, book value has risen to $49.16 per share, a compound annual increase of 31% over the past 10 years.

    We attribute this success to a number of factors. Maybe the most important factor is a strong corporate culture which has enabled us to build a team focused on a common goal, building long-term shareholder value. Very much a part of this culture is the common sense business principle of operating and decision-making using what Ben Graham described as a margin of safety.

    Ben Graham is widely recognized as the founding father of modern security analysis. He developed and taught an investment decision-making framework based on sound business principles. His primary investment concept was to operate with a margin of safety.

    Graham's margin of safety, simply stated, is the attempt to build a safety net into investment and business decisions. The margin provides a cushion against errors and unfavorable results. This margin is achieved by acting on facts rather than emotions, conservatively forecasting outcomes, diversifying risk and erring on the side of safety when presented with options. Consistently applied, the concept is a powerful business tool. At Markel we attempt to apply Graham's concept to all our decisions.

    Regardless of whether we are dealing with accounting philosophy, loss reserving, underwriting, or investing, we seek to operate with a margin of safety.

ACCOUNTING PHILOSOPHY

    At Markel we believe in conservatively stating our financial picture. Financial strength is an important component of our success. Our insurance clients are entitled to the greatest security we can offer, and our shareholders seek to increase the value of their investment. We believe the best way of achieving both of these goals is by building book value per share.

    In the insurance business, earnings per share is not the best measure of financial performance. It is more important to establish adequate loss reserves and maintain a strong financial position. We value a strong balance sheet more than current earnings in any single year. Management is rewarded, as are shareholders, by building book value on a per share basis over long periods of time.

    Because we believe in the importance of conservative accounting, we often make choices which make economic sense but do not always enhance current earnings. For example, in 1990 we negotiated as part of the purchase price of Shand/Evanston a non-compete agreement that was amortized over four years rather than 40 years as goodwill. While this resulted in an annual charge against earnings of approximately $5.0 million rather than $0.5 million, it was beneficial in at least two ways. We received significant tax benefits and we built a stronger and more conservative balance sheet due to the accelerated amortization.

    Another recent example of this philosophy is the $18.4 million tax benefit recognized in the second quarter of this year. Over the past several years, we conservatively established our financial statement tax reserves. We determined that our estimated tax liabilities were actually less than previously accrued and adjusted the tax liability accordingly.

    Most recently, in order to reduce future expenses, we made the decision to sell our office building in Evanston, Illinois. This property was acquired as part of our purchase of Shand/Evanston. Over the years, the commercial office market in Evanston has declined. Because the expected proceeds will be significantly less than the carrying value of the building, we immediately recorded the after tax loss of $6.8 million in 1996.

LOSS RESERVING

    Because it is the largest and most difficult to measure, the provision for unpaid losses and loss adjustment expenses is the most important account on an insurance company's financial statement. This is certainly the case for Markel. This account also best represents our philosophy of conservative accounting and providing a margin of safety. As we have said many times, our goal is to establish loss reserves at a level that is more likely to prove redundant than deficient. This standard of setting loss reserves is somewhat different from other insurers.

    A.M. Best Co. recently estimated that the Property and Casualty industry is underreserved by $82.8 billion, or 23% of total reserves. We believe that much of this shortfall is related to companies' desire to report earnings.

    This illustrates why we do not stress current earnings. At Markel we seek to establish loss reserves at a level that anticipates the inevitable surprises that can and do occur, and to provide for an appropriate margin of safety.

    We constantly review our businesses and try to make sure the reserves we provide are adequate to meet future exposures. Getting the loss reserves right is critical to being able to make an underwriting profit. Current loss estimates not only affect financial results but also influence many pricing and risk selection decisions. Each year we try to make sure our margin of safety is as strong as it was in the prior year.

    In the insurance business, we sell the product before we know the actual cost. Claims often take many months or years before they are fully reported and settled. Obviously, as the underwriting years mature, we are better able to estimate the ultimate cost. Consequently, we regularly adjust loss reserves as more information is available.

    The best way to understand and analyze this process is to review the loss reserve development schedule shown in Management's Discussion and Analysis on page 55 of this report. From this schedule you can see that we have consistently benefited from redundant loss reserves. For example, in December of 1991 we had loss reserve provisions of $557.6 million. This estimate was reduced in each of the following years as we became more confident that the actual results were better than originally provided. However, in each year we have attempted to maintain a margin of safety. Five years later we've recognized $56.5 million or 10% of the beginning estimate in redundancy.
Looking at 1995 loss reserves you will see the same trend. During 1996 we realized approximately $24.1 million in redundancy from the prior year.
This represents 4% of the original reserve amount. We continue to believe that the remaining reserves have a margin of safety and hope to see continuing positive development.

   The very nature of the insurance business makes it difficult to establish loss reserves with certainty. In fact it cannnot be done. But what we can do is make provisions with a view that to the extent we're wrong, we have erred on the side of safety.

   It is unfortunate that in the world of financial reporting and security analysis that current earnings receive more attention than the quality of loss reserves. That does not make it right. We would much prefer to be pessimistic when setting loss reserves than optimistic about current earnings. This philosophy benefits every aspect of our business. It supports our investment activity; and it helps build our margin of safety.

UNDERWRITING

    Earned premiums in 1996 amounted to approximately $307.5 million, spread over more than 40 different product lines in our five operating divisions. In the past five years, we have enjoyed modest underwriting profits, reporting a combined ratio from 97% to slightly under 100%. Because this ratio has been relatively consistent, one might assume that each of our product lines produces predictably consistent results. This is not the case. Our aggregate combined ratio is a result of many profitable lines of business balanced against some which are having difficulty. Each product line has unique characteristics and different profit objectives.

    New products often experience a higher than desired combined ratio because the costs associated with new product development are higher than after the product is fully established. Occasionally, expectations are not met and products simply develop more losses than we plan. Some products are exposed to weather events, and the results will vary accordingly. Fortunately, most of our businesses do in fact generate underwriting profits so that we enjoy a sufficient margin of safety to cover underwriting losses which inevitably occur.

    During the past few years, our specialty personal and commercial lines unit entered the mobile home insurance business. Over time, we expect this product to earn underwriting profits of 10% or more to achieve our return on equity goals. The business does not generate large amounts of investment income since claims are paid quickly. Additionally, the results from this line of business can be volatile because the insured structures are exposed to wind and hail losses. Unfortunately, 1996 was a bad year for this business as we absorbed approximately $1.7 million in losses from Hurricane Fran. While the impact was modest to Markel, this product line suffered an underwriting loss in 1996. In spite of these problems, we still expect to see combined ratios in the low 90's over time.

    Within the same unit, we also provide insurance for motorcycles and personal watercraft. These products have enjoyed steady growth and consistent underwriting profits over the past several years, and we expect they will continue to make a nice contribution to our results in the future.

    In 1996 we also experienced underwriting losses in our physicians' medical malpractice area. One problem involved a program providing insurance for a large group of emergency room physicians. This particular program did not provide enough rate for the exposure. Unfortunately, we were unable to correct the problem, so we exited the line of business. In another segment, we found certain classes and territories which needed rate adjustments, and we acted accordingly. We are now comfortable with this business.

    The same division also has a variety of programs for other medical professions. These include coverage for exposures such as ambulance services, dialysis clinics, home health care agencies and outpatient centers. Also included is coverage for medical and allied health professionals, such as emergency medical technicians, x-ray technicians, paramedics and social workers. These segments of our medical malpractice business have proven to be consistently profitable over a number of years, and 1996 was no exception.

    In late 1993 we began a new property program, Markel Special Property, which provides large commercial coverage with some catastrophe exposure. Fortunately, the Northridge Earthquake in January 1994 occurred before we had written much business. While this event hurt our 1994 results, it actually was positive for us as it expanded our market opportunity as competitors exited the market. The lack of major catastrophes since then has contributed to our success. In 1996 we earned substantial underwriting profits in this line of business on increasing premium volume.

    Our most consistently profitable product line has been our small, commercial general liability business written on an excess and surplus lines basis by Essex Insurance Company. This product line includes a very broad list of categories including contractors, bars and taverns, offices and habitational risks, manufacturing and small products coverage. In this area we excel in providing customer service due to our expertise and responsiveness. As with most of our businesses, our success is the result of the efforts of a group of highly talented, seasoned insurance professionals.


INVESTING

    We believe it is important to manage our investment operation with the same thought, diligence and margin of safety as our underwriting operations. Excellent investment results combine with our underwriting profits to produce superior long-term growth in book value. Our investing philosophy is based on the goal of achieving the best after tax total return and protecting the integrity of our insurance operations. We focus on total return rather than current income. We seek to build value.

    We allocate our investment dollars by segregating our portfolio based on the source of the funds. Funds provided by our policyholders are invested in high quality, short duration, fixed income securities to assure the funds will be available to meet claims liabilities. Funds provided by shareholders are generally invested in common stocks of companies we believe will grow and build long-term value. We try to buy these companies at prices at or below our estimate of their intrinsic value. This method of allocation and investment approach helps build a margin of safety.

    Our fixed income portfolio is managed to minimize interest rate and credit risk. We therefore have a short duration and high quality portfolio. To maximize after tax total returns we own tax-exempt municipal securities. We also purchase bonds with unique "put" features to provide additional returns if interest rates fall.

    In our equity portfolio, we try to avoid undue risk of loss by knowing as much as possible about the companies we purchase. We do extensive research on the companies, and we visit and talk with their managements. Because of our knowledge and comfort with the insurance industry, we often buy other insurance stocks. We are long-term holders.

    We like the idea of building large unrealized capital gains. To the extent that gains are not realized and taxes are deferred, we can continue to invest money that would have been used to pay taxes. At December 31, 1996, our unrealized gain on equity securities amounted to $60.8 million. For accounting purposes, taxes of $21.3 million have been provided on this unrealized gain. Among its other virtues, this also creates a margin of safety. When future markets cause lower stock prices than today, the book value impact will be cushioned by this tax provision.

    While we expect to continue to benefit from our investment flexibility, we are extremely aware that our ability to do so is dependent upon continuing to conservatively provide for our loss reserves and earning underwriting profits.

OTHER EVENTS

    In October 1996 we completed the acquisition of Investors Insurance Holding Corp. While this company has had a difficult history, the former owners brought in a new management team and began to develop a sound business plan in 1995. We liked what we saw and had an opportunity to buy the company at an attractive price. This acquisition enables us to expand our product offerings in the excess and surplus lines market.

    In January 1997 we saw the opportunity to raise $150 million on terms that we felt were very attractive. Somehow it is always easier to raise capital when you don't need it. Believing that we would find a sound use for the funds in the not too distant future, we took advantage of the opportunity. The security we sold to raise the capital was a trust preferred stock at a cost of 8.71%. The security matures in 49 years, although we can redeem it in ten years. One unique feature of this security is that we can defer interest payments for five years. As a result of the long maturity, the interest deferral and the subordination provisions, this security has many of the benefits of equity, yet its cost is like debt. In the short run, we will lose money as a result of this financing because the proceeds have been invested in short-term securities earning less than the 8.71% cost. Obviously, in the long run we think this financing will benefit our total capital structure.

A LOOK TO THE FUTURE

    Every year we spend a lot of energy with each of our businesses reviewing the past and planning for the future. At the corporate level we also analyze our results and try to figure out how to best take advantage of the opportunities we face. We approach 1997 with a good plan and expect to achieve continued success. In spite of our plan, we will face both problems and opportunities that we have not anticipated. The insurance industry continues its evolution and reorganization. Markel is stronger and better prepared than ever before. We face our future with great optimism.

         Thank you for your loyal support and encouragement.


/s/ Alan I. Kirshner

Alan I. Kirshner

CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER


/s/ Anthony F. Markel
Anthony F. Markel

PRESIDENT AND CHIEF OPERATING OFFICER


/s/ Steven A. Markel
Steven A. Markel

VICE CHAIRMAN


/s/ Darrell D. Martin
Darrell D. Martin

EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

                              Markel Corporation & Subsidiaries


BUSINESS OVERVIEW

Markel Corporation (the Company), an insurance holding company, writes specialty insurance products and programs for a variety of niche markets through its insurance subsidiaries. The Company believes that its specialty product focus and niche market strategy enable it to develop expertise and specialized market knowledge.

SPECIALTY INSURANCE

The specialty insurance market differs from the standard market which focuses on coverages with relatively predictable exposures. In the standard market, insurance rates and forms are highly regulated by state insurance departments. Products and coverages are largely uniform, and companies tend to compete for customers primarily on the basis of price. In contrast, the specialty market provides coverage for risks that do not fit the underwriting criteria of the standard carriers. Competition tends to focus less on price and more on availability, service and other value-based considerations. While specialty market exposures may have higher insurance risks than their standard market counterparts, Markel manages these risks to achieve higher financial returns. To reach its financial and operational goals, the Company must have extensive knowledge and expertise in the specialty areas being marketed and underwritten. Most of the Company's risks are considered on an individual basis, and restricted limits, deductibles, exclusions and surcharges are employed in order to respond to distinctive risk characteristics.



MARKETS

The Company competes in two distinct areas of the specialty insurance market, the excess and surplus lines segment (E&S) and the specialty admitted segment.


The E&S market focuses on hard to place risks and risks that admitted insurers specifically refuse to write. The most important function of the E&S market is this ability to provide insurance capacity. E&S eligibility allows the Company's insurance subsidiaries to underwrite nonstandard market risks with more flexible policy forms and unregulated premium rates. This typically results in coverages that are more restrictive and more expensive than the standard admitted market. In 1995 the E&S market represented approximately $9.2 billion or 3.4% of the entire $273.9 billion property and casualty (P&C) industry.*


The Company is the fifth largest domestic E&S writer in the United States as measured by direct premium writings.* Three of the Company's underwriting units, Excess and Surplus Lines, Professional/Products Liability and Brokered Excess and Surplus Lines, write in the E&S market. In 1996, on a consolidated basis, the Company controlled $256.6 million of E&S business.


The Company also writes business in the specialty admitted market. Most of these risks are unique or hard to place in the standard market, but for various reasons remain in this market. In 1995 the specialty admitted market represented $4.3 billion, or 1.5% of the entire P&C industry as measured by direct premium writings.* The specialty admitted market is subject to more state regulation than the E&S market, particularly with regard to rate and form filing requirements, restrictions on the ability to exit lines of business, premium tax payments and membership in various state associations, such as guaranty funds and assigned risk plans.


*According to the 1996 A.M. Best Company Special Report, SOLVENCY STUDY OF THE EXCESS AND SURPLUS LINES INDUSTRY.

Two of the Company's underwriting units, Specialty Program Insurance and Specialty Personal and Commercial Lines, write in the specialty admitted market. In 1996, on a consolidated basis, the Company controlled $157.0 million of specialty admitted business.

COMPETITION

The Company's underwriting operations compete with numerous insurance companies, including many which have significantly greater resources than the Company. The Company also competes with risk retention groups, insurance buying groups and alternative self-insurance mechanisms. Competition may take the form of lower prices, broader coverages, greater product flexibility, higher quality services or ratings by independent rating agencies. In all of its markets, the Company competes by developing specialty products to satisfy well-defined market needs and by maintaining relationships with brokers and insureds who rely on the Company's expertise. This expertise in offering and underwriting products that are not readily available is the Company's principal means of competition. The Company has over forty major product lines, each with its own distinct competitive environment. In all of its products, the Company competes with innovative ideas, appropriate pricing, expense control and quality service to policyholders, agents and brokers.


Few barriers exist to prevent P&C insurers from entering into the Company's segments of the P&C industry, but many of the larger P&C insurance companies have historically been unwilling to write specialty coverages. The P&C industry is currently experiencing a soft market due to what is perceived by many as excessive amounts of capital in the industry. In an attempt to utilize their capital, many insurance companies often seek to write additional premium without regard for its ultimate profitability. Admitted standard companies are now writing programs that previously were written almost exclusively in the specialty admitted or E&S markets. This additional competition from the standard market has reduced rates and led to broader coverage being offered to many of the Company's customers. In response to this additional competition, the Company has maintained its underwriting standards at the expense of growth in premium volume. The Company does not expect the current soft market conditions to abate until more rational pricing and capital allocation takes place in the P&C industry.

                               Markel Corporation & Subsidiaries

UNDERWRITING PHILOSOPHY

By focusing on market niches where it has underwriting expertise, the Company seeks to earn a consistent underwriting profit. Underwriting profits represent a key component of the Company's strategy because they demonstrate knowledge and expertise, commitment to superior customer service and the ability to manage insurance risk. The Company has earned an underwriting profit in each of the past five years and in ten of the past eleven years. The following graph shows Markel's GAAP combined ratio as compared to the P&C industry for the past five years:


COMBINED RATIOS

(Combined ratios chart appears here. Plot points are below.)




                       1992      1993        1994      1995       1996
Markel Corporation      97%       97%         97%       99%       100%
Industry Average*      116%      107%        109%      107%       108%







*Source: A.M. Best Co., Inc.
Industry Average is estimated for 1996.

THE UNDERWRITING UNITS


The Company has five underwriting units focused on specific niches within the E&S and specialty admitted markets. Excess and Surplus Lines, Professional/Products Liability and Brokered Excess and Surplus Lines write business in the E&S market. The Brokered Excess and Surplus Lines unit was formed with the purchase of Investors Insurance Holding Corp. (Investors) in 1996. Specialty Program Insurance and Specialty Personal and Commercial Lines write business in the admitted specialty market.


TOTAL GROSS PREMIUM VOLUME
BY UNDERWRITING UNIT ($414 million)

(Total gross premium volume chart appears here. Plot points are below.)



29%  Professional/     22%   Specialty
     Products                Program
     Liability               Insurance



29%  Excess and        16%   Specialty
     Surplus Lines           Personal and
                             Commercial
                             Lines



2%  Other              2%    Brokered Excess
                             and Surplus Lines

EXCESS AND SURPLUS LINES


The Excess and Surplus Lines unit (E&S unit) writes a variety of coverages, focusing on light-to-medium casualty exposures for businesses such as artisan contractors, habitational risks, restaurants and bars, child and adult care facilities, vacant properties, office buildings and light manufacturing operations. The E&S unit also writes property insurance on classes of business ranging from small, single location risks to large, multi-state, multi-location property schedules. Property coverages consist principally of fire and allied lines, such as windstorm, hail and water damage and more specialized property coverages. During 1993 the E&S unit began offering coverages for heavier property risks, including earthquake, through its Markel Special Property Division (MSP). These risks are typically larger in size and are of a low frequency/high severity nature. During 1995 the E&S unit established an excess and umbrella facility called Markel Excess and Umbrella (MEU). This division writes commercial umbrella and excess liability business on either an occurrence or claims made form.


Most of the E&S unit's business is generated by approximately 130 professional surplus lines general agents who have limited quoting and binding authority. MSP and MEU produce business on a brokerage basis through wholesale brokers who specialize in the lines of business these divisions write. The E&S unit seeks to be a substantial underwriter for its producers in order to enhance the likelihood of receiving the most desirable underwriting opportunities. The E&S unit writes the majority of its business in Essex Insurance Company (Essex). Essex is admitted in Delaware and is eligible to write E&S insurance in 49 states and the District of Columbia.



TOTAL GROSS PREMIUM VOLUME
EXCESS AND SURPLUS LINES ($121 million)


(Total gross premium volume chart appears here. Plot points are below.)




15% Property          33% Markel Special
                          Property

4% Markel Excess        5% Other
and Umbrella


43% Casualty

             Markel Corporation & Subsidiaries


BUSINESS OVERVIEW              (CONTINUED)

PROFESSIONAL/PRODUCTS LIABILITY


The Professional/Products Liability unit underwrites and markets specialty professional liability coverages, including medical malpractice and specialized medical coverages, professional liability for lawyers, architects and engineers, agents and brokers and management consultants. In addition, directors' and officers' liability coverage and employment practices liability coverages are offered. Errors & omissions coverage is targeted to mutual fund advisors, investment advisors and insurance companies. The Professional/Products
Liability unit also underwrites products liability insurance for manufacturers and distributors in its special risks division. Business is written nationwide and is developed primarily through approximately 350 wholesale brokers. The Professional/Products Liability unit writes the majority of its business in Evanston Insurance Company (EIC). EIC is admitted in Illinois and is eligible to write E&S insurance in 48 states and the District of Columbia.


TOTAL GROSS PREMIUM VOLUME
PROFESSIONAL/PRODUCTS LIABILITY ($119 million)


(Total gross premium volume chart appears here. Plot points are below.)



 19%  Other              31%   Medical Malpractice
                               and Specified
                               Medical



20%   Special Risks       9%   Directors'
                               and
                               Officers'


12%   Financial           9%   Specified
      Institutions             Professions
      E&O



BROKERED EXCESS AND SURPLUS LINES


Brokered Excess and Surplus Lines (Brokered E&S) is the most recent addition to Markel. This unit was created with the purchase of Investors in the Fall of 1996. The Brokered E&S unit's area of expertise is hard to place, large general liability and products liability accounts. Products risks include sporting goods manufacturers, bicycle manufacturers, discontinued products, toy manufacturers and importers and automobile parts manufacturers. The unit also offers special events and other unique coverages and writes property coverages on mercantile and industrial sites. The unit operates through approximately 115 wholesale brokers. The Brokered E&S unit writes the majority of its business in Investors Insurance Company of America (IICA). IICA is eligible to write E&S insurance in 48 states and the Districtof Columbia and is admitted in New York and New Jersey.

SPECIALTY PROGRAM INSURANCE


Specialty Program Insurance develops and underwrites insurance programs for individuals and groups of businesses whose insurance needs are not adequately met by the broader standard market. Children's summer camps and youth organizations (YM/YWCA's and Boys and Girls Clubs) comprise the main focus of the camp and youth recreation division. The child care division focuses on child care centers, nursery schools, Head Start programs and Montessori schools. The health and fitness division insures gymnastic schools, health clubs, martial arts schools, dance schools and studios, and family entertainment centers. The agriculture division provides horse mortality coverage, property and liability coverages for horse farms, and boarding, breeding and training facilities. The college student and special risk accident and health group primarily markets student health insurance plans to colleges and universities. In 1996 the new contract surety bond program began offering coverage for small contractors and transition contractors. Business is produced through approximately 6,000 retail insurance agents. Management does not grant underwriting authority to agents, and agency business is controlled through regular audits and pre-approvals. Specialty Program Insurance writes substantially all of its business in Markel Insurance Company (MIC). MIC is licensed to write P&C insurance in all 50 states, including the domicile state of Illinois, and the District of Columbia.


TOTAL GROSS PREMIUM VOLUME
SPECIALTY PROGRAM INSURANCE ($92 million)

(Total gross premium volume chart appears here. Plot points are below.)

9%  Child Care        15%  Health and
                           Fitness

24% Agriculture       12% Accident and
                          Health

 3% Other             37% Camp and Youth
                          Recreation

                      Markel Corporation & Subsidiaries

SPECIALTY PERSONAL AND COMMERCIAL LINES


Specialty Personal and Commercial Lines markets and underwrites its insurance products in niche markets that are overlooked by large admitted carriers. The recreational products division concentrates on watercraft and motorcycle coverages. The watercraft program provides personal insurance coverage for yachts and high performance boats, while small fishing ventures and rentals, such as jet skis, are the focus of the commercial marine department. The motorcycle program's target market is mature riders of high value bikes. The property division provides coverage for mobile homes and certain dwellings which do not qualify for standard homeowner's coverage. In addition, the Specialty Personal and Commercial Lines unit markets an automobile physical damage program in California and another automobile physical damage program for lenders. The special transportation division insures commercial vehicles and focuses primarily on taxi cab fleets.


Specialty Personal and Commercial Lines products are characterized by high numbers of transactions, low average premiums and creative solutions for underserved and emerging markets. The unit distributes most of its products through wholesale brokers, retail agents and affinity groups. The motorcycle program is marketed directly to the consumer, using direct mail and telephone promotion as well as relationships with various motorcycle manufacturers, dealers and associations. The Specialty Personal and Commercial Lines unit writes the majority of its business in Markel American Insurance Company (MAIC). MAIC is licensed to write P&C business in 42 states, including its state of domicile, Virginia, and the District of Columbia and is in the process of applying for licenses in other states.


TOTAL GROSS PREMIUM VOLUME
SPECIALTY PERSONAL AND COMMERCIAL LINES ($65 million)

(Total gross premium volume chart appears here. Plot points are below.)


28% Auto Physical     22%   Property
    Damage

 6% Special            12% Other
    Transportation

32% Recreational
    Products

REINSURANCE

The Company enters into reinsurance agreements in order to reduce its liability on individual risks and enable it to underwrite policies with higher limits. During the past several years, Markel has reduced its reliance on reinsurance by steadily increasing retentions on its profitable current book of business and through commutations with pre-1987 reinsurers of Shand/Evanston.


Markel strives to minimize credit exposure to reinsurers and maintains a margin of safety through adherence to its internal reinsurance guidelines. To become a reinsurance partner of Markel, prospective companies must: (i) maintain an A.M. Best rating of "A" (Excellent), (ii) maintain capital and surplus of $100 million and (iii) provide collateral for recoverables in excess of $10 million. In addition, foreign reinsurers must provide collateral equal to 100% of recoverables (with the exception of Lloyd's syndicates). The following table shows Markel's top ten active reinsurers at December 31, 1996. These ten reinsurers represent 68% of Markel's $222.1 million reinsurance recoverable.





Reinsurers                 A.M. Best Rating   Reinsurance Recoverable
--------------------------------------------------------------------
TIG Reinsurance                      A                      $29,366
Munich American Reinsurance          A+                      26,709
Trenwick America Reinsurance         A+                      20,342
Zurich Reinsurance                   A                       17,103
Constitution Reinsurance             A+                      11,109
Underwriters Reinsurance             A+                      10,476
Chartwell Reinsurance                A                        9,491
USF&G                                A                        9,272
St. Paul Fire and Marine             A+                       8,914
Signet Star Reinsurance              A                        8,371

Other reinsurers                     -                       70,996
-------------------------------------------------------------------

Total reinsurance recoverable on paid and unpaid losses   $ 222,149
-------------------------------------------------------------------



    Reinsurance treaties are generally subject to cancellation by the Company or the reinsurers on the anniversary date upon 90 days prior written notice and are subject to renegotiation annually. The reinsurer remains responsible for all business produced prior to termination. Treaties also typically contain provisions concerning ceding commissions, required reports to the reinsurers, responsibility for taxes, arbitration in the event of a dispute and provisions allowing the Company to demand that a reinsurer post letters of credit or assets as security if a reinsurer becomes an "unauthorized" or "unapproved" reinsurer under applicable state laws and regulations.

                               Markel Corporation & Subsidiaries

INVESTMENTS

The Company's business philosophy clearly recognizes the importance of both underwriting profits and superior investment returns to build shareholder value. The Company relies on sound underwriting practices to produce investable funds with minimum underwriting risk. Approximately three quarters of the Company's investable assets come from premiums paid by policyholders. Policyholder funds are invested predominately in high quality corporate, government and municipal bonds with relatively short durations. The balance, comprised of shareholder funds, is available to be invested in equity securities, which over the long run, have produced higher returns relative to fixed income investments. The Company seeks to invest in companies with the potential for appreciation and hold these investments over the long-term.


Total investment returns include items which impact earnings, such as net investment income and realized gains and losses from the sales of investments, as well as items which do not impact earnings, such as unrealized gains and losses. The Company does not intend to lower the quality of its investment portfolio in order to enhance or maintain yields. Further, the Company's focus on long-term total investment returns may result in variability in the level of realized investment gains and losses from one period to the next.

The ultimate success of the Company's investment strategy is evident from the review of total investment returns over several years. The following table presents taxable equivalent total returns for Markel's investment portfolio for the past five years:


ANNUAL TAXABLE EQUIVALENT TOTAL RETURNS


                                                                            5 Year   10 Year
                                                                          Weighted  Weighted
                                    Years Ended December 31,               Average   Average
                          --------------------------------------------      Annual    Annual
                          1992     1993      1994      1995       1996      Return    Return
--------------------------------------------------------------------------------------------
Equities                  13.1%     28.7%    (3.3%)    29.7%      26.9%     19.8%     18.0%
Fixed maturities           7.8%      9.1%    (0.2%)    13.9%       4.8%      7.3%      8.3%
Total portfolio            8.2%     11.8%    (1.1%)    15.7%       7.5%      8.8%      9.5%
--------------------------------------------------------------------------------------------
Ending portfolio
  balance (in millions)  $ 434     $ 597   $  612     $ 909    $ 1,131
--------------------------------------------------------------------------------------------

The Company's investment performance also benefited from continued growth in the investment portfolio over the past ten years. The portfolio increased to $1.1 billion at December 31, 1996 from $43.1 million at December 31, 1987.


The Company monitors its portfolio to ensure that credit risk does not exceed prudent levels. Standard and Poor's Corp. (S&P) and Moody's Investors Service provide corporate and municipal debt ratings based on assessments of the credit worthiness of an obligor with respect to a specific obligation. These debt ratings range from "AAA" (capacity to pay interest and repay principal is extremely strong) to "D" (debt is in payment default). Securities with ratings of "BBB" or higher are referred to as "investment grade" securities. Debt rated "BB" and below is regarded by the rating agencies as having predominately speculative characteristics with respect to capacity to pay interest and repay principal. It is the Company's policy to minimize its investments in fixed maturity securities that are unrated or rated below investment grade.

The Company's fixed maturity portfolio has an average rating of "AA", with 90% rated "A" or better by at least one nationally recognized rating organization. The following chart shows the Company's fixed maturity portfolio, at estimated fair value, by rating category at December 31, 1996:


CREDIT QUALITY OF FIXED PORTFOLIO ($886 million)
(Credit quality chart appears here. Plot points are below.)


56%  AAA/AA      1% Other

9%  BBB         34% A




Approximately 70% of the investment portfolio is managed directly by officers of the Company, with the approval of the Boards of Directors of the insurance companies. Approximately 26% of the Company's cash and investments is managed by Hamblin Watsa Investment Counsel Ltd., a Canadian investment management firm which is controlled by V. Prem Watsa, a Director of the Company. The remainder of the portfolio is managed by other independent portfolio managers.

                     Markel Corporation & Subsidiaries


BUSINESS OVERVIEW  (CONTINUED)


REGULATORY ENVIRONMENT

The Company's insurance subsidiaries are subject to regulation and supervision by the insurance regulatory authorities of the various jurisdictions in which they conduct business. Such regulation is intended for the benefit of policyholders rather than shareholders. The insurance regulatory authorities have broad regulatory, supervisory and administrative powers. These powers relate to the standards of solvency which must be met and maintained; the licensing of insurers and their agents; the approval of forms and policies used; the nature of, and limitations on, insurers' investments; the form and content of annual statements and other reports on the financial condition of such insurers; and the establishment of reserves for unearned premiums, losses or other purposes.


The Company is also subject to state laws regulating insurance holding companies. Under these laws, the respective insurance departments may, at any time, examine the Company, require disclosure of material transactions by the holding company, require approval of certain "extraordinary" transactions, such as extraordinary dividends from an insurance subsidiary to the holding company, or require approval of changes in control of an insurer or an insurance holding company.


The laws of the domicile states of the Company's insurance subsidiaries govern the amount of dividends which may be paid by such subsidiaries to the Company. Generally, statutes in the domicile states of the Company's insurance subsidiaries require prior approval for payment of "extraordinary" as opposed to "ordinary" dividends. At December 31, 1996, the Company's insurance subsidiaries may pay during the following twelve months up to $32.9 million under the ordinary dividend regulations without prior regulatory approval.


RATINGS

Financial stability and strength are important purchase considerations of policyholders and insurance agents and brokers. Because an insurance premium paid today purchases coverage for losses that might not be paid for many years, the financial viability of the insurer in such cases is of critical concern. Various rating agencies provide information to assist prospective buyers in their search for financially sound insurers.


A.M. Best Co., Inc. (Best) publishes BEST'S INSURANCE REPORTS, PROPERTY-CASUALTY, and assigns ratings to P&C insurance companies based on quantitative criteria, such as profitability, leverage and liquidity as well as qualitative assessments, such as the spread of risk, the adequacy and soundness of reinsurance, the quality and estimated market value of assets, the adequacy of loss reserves and surplus and the competence, experience and integrity of management. Best's letter ratings range from "A++" (superior) to "F" (in liquidation). S&P and Duff & Phelps' Credit Rating Co. (Duff & Phelps) provide prospective policyholders with analytical and statistical information on the solvency and liquidity of major U.S. licensed insurance companies. These claims paying ability (CPA) ratings concern only the likelihood of timely payment of policyholder obligations and are not intended to refer to the ability of either the rated company, or its parent or subsidiary to pay non-policy obligations such as debt or commercial paper. The S&P CPA ratings range from "AAA" (superior financial security) to "R" (regulatory action). The Duff & Phelps CPA rating categories range from "AAA" (risk factors are negligible) to "DD" (under order of liquidation).

The following table sets forth the various ratings currently assigned to the Company's insurance subsidiaries:


FINANCIAL RATINGS




                                  A.M. BEST
COMPANY                           RATING                   S&P                           DUFF & PHELPS
------------------------------------------------------------------------------------------------------------------
Essex Insurance
Company                        A (excellent)    A (good financial security)        A+ (high claims paying ability)


Evanston Insurance
Company                        A (excellent)     A (good financial security)       A+ (high claims paying ability)


Investors Insurance
 Company of America            A-(excellent)                   *                             *


Markel Insurance
Company                        A-(excellent)     A (good financial security)       A+ (high claims paying ability)


Markel American
Insurance Company              A (excellent)     A (good financial security)       A+ (high claims paying ability)
---------------------------------------------------------------------------------------------------------------------

 * Investors did not apply for CPA ratings prior to Markel's ownership.


ASSOCIATES

At December 31, 1996, the Company and its consolidated subsidiaries employed 819 persons, four of whom were executive officers.


The Company believes that, as a service organization, its continued profitability and growth are dependent upon the talent and enthusiasm its associates bring to their jobs. The Company has structured incentive compensation plans and stock purchase plans to encourage its associates to think and act like owners. Under Markel's incentive compensation plans, associates may earn a meaningful bonus based on individual performance and the Company's performance. Associates are also offered many opportunities to become shareholders. Stock may be acquired through a payroll deduction plan, and associates have been given the opportunity to purchase stock with low interest financing partially subsidized by the Company. Every associate eligible to participate in the Company's retirement program (a 401(k) plan) receives a portion of the Company's contribution in Markel stock and may purchase stock with their own contributions. At December 31, 1996, the Company estimated associates' ownership, including executive officers and directors, at approximately 32.4% of the Company. The Company believes that rewarding value-added performance and stock ownership aligns associates' interests with the interests of non-employee shareholders.

                   Markel Corporation & Subsidiaries


 SELECTED FINANCIAL DATA (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)




                                                 Years Ended December 31,
                                             ----------------------------
                                             1996       1995          1994
                                            ------------------------------
RESULTS OF OPERATIONS (1)
Earned premiums                            $   307     $   285     $   243
Net investment income                           51          43          29
Total operating revenues                       367         344         280
Net income                                      47          34          19
--------------------------------------------------------------------------

PRIMARY EARNINGS PER SHARE (2)
--------------------------------------------------------------------------
Core operations                            $  6.03     $  5.15     $  3.77
Net realized gains                            0.58        1.39        0.45
Nonrecurring items                            2.05           -           -
Amortization expense                         (0.36)      (0.39)      (0.89)
Net income                                 $  8.30     $  6.15     $  3.33
--------------------------------------------------------------------------

FINANCIAL POSITION (1)(3)(4)
--------------------------------------------------------------------------
Total investments                          $ 1,131     $   909     $   612
Total assets                                 1,605       1,315       1,103
Unpaid losses and loss adjustment expenses     936         734         653
Long-term debt                                 115         107         101
Total shareholders' equity                     268         213         139
---------------------------------------------------------------------------

RATIO ANALYSIS
---------------------------------------------------------------------------
GAAP combined ratio                            100%         99%         97%
Investment yield (5)                             5%          6%          5%
Total return (6)                                 8%         15%         (2%)
Debt to total capital                           30%         33%         42%
Return on average shareholders' equity          19%         20%         13%
---------------------------------------------------------------------------

PER SHARE DATA (2)
---------------------------------------------------------------------------
Common shares outstanding (IN THOUSANDS)     5,458       5,422       5,387
Total investments                          $207.18     $167.57     $113.55
Book value                                 $ 49.16     $ 39.37     $ 25.71
Growth in book value                            25%         53%         (8%)
5-Year CAGR in book value (7)                   26%         31%         17%
Closing stock price                        $ 90.00     $ 75.50     $ 41.50


(1) In December 1990 the Company acquired the remaining ownership interests of a previously unconsolidated subsidiary, Shand/Evanston Group, Inc. (Shand/Evanston). Assets and liabilities reflect the consolidation of Shand/Evanston beginning in 1990, and income reflects the consolidation of the revenues and expenses of Shand/Evanston in 1991 and subsequent years.

(2) All per share amounts have been restated to reflect a 20% stock dividend in 1989.

(3) The change in accounting for net unrealized gains (losses) on fixed maturities in accordance with provisions of Statement of Financial Accounting Standards No. 115 affects 1993 and subsequent years.



 1993       1992       1991         1990        1989       1988         1987   10-YearCAGR(7)
--------------------------------------------------------------------------------------------
$ 193     $   153     $   152     $    33     $    24     $    20     $    13      42%
   24          27          31           7           5           4           2      38%
  235         206         223          73          48          37          28      31%
   24          26          14           6          14          11           7      25%


$ 3.31    $  3.03     $  2.61     $  1.76     $  1.33     $  1.61     $  0.86      20%
  1.83       0.89        0.94        0.13        0.89        0.28        0.14      --
    -        1.90        0.28       (0.41)       0.65        0.45        0.51      --
 (0.91)     (1.18)      (1.15)      (0.43)      (0.25)      (0.05)          -      --
$ 4.23    $  4.64     $  2.68     $  1.05     $  2.62     $  2.29     $  1.51      20%
---------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------
$  597     $  434     $   415     $   360     $    66     $    51     $    43      44%
 1,135      1,129         700         670         196         147         104      40%
   688        733         346         302          31          27          22      --
    78        101          94         127          44          24          21      --
   151        109          83          55          60          45          20      34%
---------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------
    97%        97%        106%         81%         78%         84%         85%     --
     5%         6%          7%         10%          8%          8%          8%     --
    11%         7%         16%          8%         11%         11%          6%     --
    34%        48%         53%         70%         42%         35%         52%     --
    18%        27%         21%         10%         26%         33%         38%     --
---------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------
  5,414     5,403       5,332       5,323       5,401       5,220       4,320      --
$110.27   $ 80.27     $ 77.91     $ 67.59     $ 12.31     $  9.71     $  9.97      40%
$ 27.83   $ 20.24     $ 15.59     $ 10.27     $ 11.69     $  9.22     $  4.66      31%
     38%       30%         52%        (12%)        27%         98%         36%     --
     25%       34%         35%         --          --          --          --      --
$ 39.38   $ 31.25     $ 22.00     $ 11.75     $ 22.50     $ 15.42     $ 11.46      --


(4) The gross reinsurance reporting provisions of Statement of Financial Accounting Standards No. 113 affect 1992 and subsequent years.

(5) Investment yield reflects net investment income as a percent of average invested assets.

(6) Total return includes net investment income, net realized investment gains and the change in market value during the period as a percent of average invested assets.

(7) CAGR - compound annual growth rate.

                        Markel Corporation & Subsidiaries


CONSOLIDATED BALANCE SHEETS

                                                                                                   December 31,
                                                                                              1996            1995
                                                                                          ----------------------------
                                                                                              (DOLLARS IN THOUSANDS)

----------------------------------------------------------------------------------------------------------------------
ASSETS
Investments, available-for-sale, at estimated fair value
  Fixed maturities (cost of $879,401 in 1996 and $683,568 in 1995)                        $   885,874        $ 706,055
  Equity securities (cost of $132,558 in 1996 and $104,538 in 1995)                           193,395          134,346
  Short-term investments (estimated fair value approximates cost)                              51,507           68,182
----------------------------------------------------------------------------------------------------------------------
  TOTAL INVESTMENTS, AVAILABLE-FOR-SALE                                                     1,130,776          908,583
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                                      11,054           18,315
Receivables                                                                                    58,336           47,210
Reinsurance recoverable on unpaid losses                                                      210,518          159,141
Reinsurance recoverable on paid losses                                                         11,631           20,404
Deferred policy acquisition costs                                                              37,979           32,024
Prepaid reinsurance premiums                                                                   44,881           39,728
Property and equipment                                                                         15,434           27,729
Intangible assets                                                                              39,297           41,657
Other assets                                                                                   45,391           19,746
----------------------------------------------------------------------------------------------------------------------
  TOTAL ASSETS                                                                           $  1,605,297      $ 1,314,537
----------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Unpaid losses and loss adjustment expenses                                               $    935,582      $   734,409
Unearned premiums                                                                             200,852          170,697
Payables to insurance companies                                                                23,870           17,247
Long-term debt (estimated fair value of $115,191 in 1996 and $109,189 in 1995)                114,691          106,689
Other liabilities                                                                              61,967           72,053
----------------------------------------------------------------------------------------------------------------------
  TOTAL LIABILITIES                                                                         1,336,962        1,101,095
----------------------------------------------------------------------------------------------------------------------
Shareholders' equity
 Common stock                                                                                  24,347           23,118
 Retained earnings                                                                            200,237          156,333
 Net unrealized gains on fixed maturities and equity securities,
  net of taxes of $23,559 in 1996 and $18,304 in 1995                                          43,751           33,991
----------------------------------------------------------------------------------------------------------------------
  TOTAL SHAREHOLDERS' EQUITY                                                                  268,335          213,442
Commitments and contingencies
----------------------------------------------------------------------------------------------------------------------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                $1,605,297     $ 1,314,537
----------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME



                                                      Years Ended December 31,
                                                 --------------------------------
                                                  1996        1995          1994
------------------------------------------------------------------------------------
                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING REVENUES
Earned premiums                                  $307,453     $285,146    $ 243,067
Net investment income                              51,168       42,981       29,110
Net realized gains from investment sales            5,013       11,952        3,870
Other                                               3,102        3,496        3,646
------------------------------------------------------------------------------------

   TOTAL OPERATING REVENUES                       366,736      343,575      279,693
------------------------------------------------------------------------------------

OPERATING EXPENSES
Losses and loss adjustment expenses               202,378      186,655      156,169
Underwriting, acquisition and insurance expenses  105,032       96,113       80,681
Other                                               1,275        1,642        2,386
Loss on building                                   10,380            -            -
Amortization of intangible assets                   2,655        2,778        7,051
------------------------------------------------------------------------------------

   TOTAL OPERATING EXPENSES                       321,720      287,188      246,287
------------------------------------------------------------------------------------

   OPERATING INCOME                                45,016       56,387       33,406
------------------------------------------------------------------------------------

Interest expense                                    8,016        8,460        7,675
------------------------------------------------------------------------------------

   INCOME BEFORE INCOME TAXES                      37,000       47,927       25,731
Income tax expense (benefit)                       (9,672)      13,435        7,142
------------------------------------------------------------------------------------

   NET INCOME                                    $ 46,672     $ 34,492    $  18,589
------------------------------------------------------------------------------------

Earnings per share
   Primary                                       $   8.30     $   6.15    $    3.33
   Fully diluted                                 $   8.29     $   6.12    $    3.33
------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                                  Markel Corporation & Subsidiaries

CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS' EQUITY



                                                       Common    Common   Retained
                                                       Shares    Stock    Earnings       Other      Total

----------------------------------------------------------------------------------------------------------------
                                                                         (IN THOUSANDS)
Balance at January 1, 1994                            5,414    $  22,805   $   105,461  $  22,412   $  150,678
 Net income                                              --           --        18,589         --       18,589
 Net unrealized depreciation of fixed maturities
   and equity securities, net of taxes                   --           --           --     (28,698)     (28,698)
 Issuance of common stock                                19          124           --         --           124
 Repurchase of common stock                             (46)          --        (2,175)       --        (2,175)
 Other                                                   --           --           (17)       --           (17)
---------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994                          5,387       22,929       121,858     (6,286)     138,501
 Net income                                              --           --        34,492        --        34,492
 Net unrealized appreciation of fixed maturities
   and equity securities, net of taxes                   --           --            --     40,277       40,277
 Issuance of common stock                                35          189            --        --           189
 Other                                                   --           --           (17)       --           (17)
---------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                          5,422       23,118       156,333     33,991      213,442
 Net income                                              --           --        46,672        --        46,672
 Net unrealized appreciation of fixed maturities
   and equity securities, net of taxes                   --           --            --      9,760        9,760
 Issuance of common stock                                68        1,229            --        --         1,229
 Repurchase of common stock                             (32)          --        (2,751)       --        (2,751)
 Other                                                   --           --           (17)       --           (17)
---------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996                          5,458    $  24,347     $ 200,237   $ 43,751   $  268,335
---------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Years Ended December 31,
                                                                    ------------------------------
                                                                    1996         1995         1994
---------------------------------------------------------------------------------------------------------

                                                                          (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Net income                                                       $  46,672     $  34,492    $  18,589
Adjustments to reconcile net income to net cash provided by
 operating activities
  Deferred income tax expense (benefit)                            (15,345)        1,374        4,328
  Depreciation and amortization                                     10,934        11,088       15,361
  Loss on building                                                  10,380            -            -
  Net realized gains from investment sales                          (5,013)      (11,952)      (3,870)
  Proceeds from reinsurer commutations and other settlements         6,544        82,637       31,818
  Increase in receivables                                           (5,208)         (296)     (10,261)
  Increase in deferred policy acquisition costs                     (1,044)       (3,563)      (2,513)
  Increase (decrease) in unpaid losses and loss
    adjustment expenses, net                                        40,819        43,133      (21,224)
  Increase in unearned premiums, net                                 6,009        12,393       14,014
  Increase (decrease) in payables to insurance companies             2,581        (7,270)      13,782
  Decrease in current income taxes                                  (2,702)         (894)      (2,344)
  Other                                                               (275)        7,867        3,310
---------------------------------------------------------------------------------------------------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                    94,352       169,009       60,990
---------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
 Proceeds from sales of fixed maturities and equity securities     439,072       586,121      344,433
 Proceeds from maturities of fixed maturities                       66,512        35,993       15,983
 Cost of fixed maturities and equity securities purchased         (591,034)     (793,058)    (400,936)
 Net change in short-term investments                               16,675        13,076      (17,099)
 Acquisitions of insurance companies, net of cash acquired         (35,049)      (21,747)          --
 Net proceeds from sale of buildings                                    --        19,068           --
 Additions to property and equipment                                (3,952)       (4,509)      (7,025)
 Other                                                                (248)       (1,989)       1,469
---------------------------------------------------------------------------------------------------------
   NET CASH USED BY INVESTING ACTIVITIES                          (108,024)      (167,045)    (63,175)
---------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
 Additions to long-term debt                                        40,500         27,500      29,280
 Repayments of long-term debt                                      (32,550)       (21,550)     (7,550)
 Retirement of capital lease                                            --             --     (19,584)
 Other                                                              (1,539)           172      (2,118)
---------------------------------------------------------------------------------------------------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                         6,411          6,122          28
---------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                    (7,261)         8,086       (2,157)
Cash and cash equivalents at beginning of year                      18,315         10,229       12,386
---------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                        $   11,054      $  18,315    $  10,229
---------------------------------------------------------------------------------------------------------



See accompanying notes to consolidated financial statements.

                         Markel Corporation & Subsidiaries


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of
 Significant
 Accounting
 Policies


The Company underwrites specialty insurance products and programs to niche markets. Significant areas of underwriting include excess and surplus lines, professional and products liability, specialty programs, specialty personal and commercial lines and brokered excess and surplus lines.


A) PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS. Generally accepted accounting principles require management to make estimates and assumptions when preparing financial statements. Actual results could differ from those estimates. The consolidated financial statements include the accounts of Markel Corporation and all subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated in consolidation.


B) INVESTMENTS. All investments are considered available-for-sale and are recorded at estimated fair value, generally based on quoted market prices. The net unrealized gains or losses on investments, net of deferred income taxes, are included as a separate component of shareholders' equity. A decline in the fair value of any investment below cost that is deemed other than temporary is charged to earnings, resulting in a new cost basis for the security.


Premiums and discounts are amortized or accreted over the lives of the related fixed maturities as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the first in, first out method for determining the cost of securities sold.


C) CASH EQUIVALENTS. The Company considers overnight deposits to be cash equivalents for purposes of the consolidated statements of cash flows.


D) DEFERRED POLICY ACQUISITION COSTS. Costs directly related to the acquisition of insurance premiums, such as commissions to agents and brokers, are deferred and amortized over the related policy period, generally one year. If it is determined that future policy revenues on existing policies are not adequate to cover related costs and expenses, deferred policy acquisition costs are charged to earnings.


E) PROPERTY AND EQUIPMENT. Owned property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization of buildings and equipment are calculated using the straight-line method over the respective estimated service lives.


F) INTANGIBLE ASSETS. Policy renewal rights represent the value attributable to renewal rights for lines of businesses acquired and are amortized using either the straight-line or accelerated methods over the estimated lives of the businesses acquired, generally seven to ten years. Goodwill is amortized using the straight-line method, generally over 40 years. The Company assesses the recoverability of goodwill by determining whether the amortization of the balance over its remaining life can be recovered through the undiscounted future operating cash flows of the acquired operations.


G) REVENUE RECOGNITION. Insurance premiums are earned on a pro rata basis over the policy period, generally one year. Profit-sharing commissions from reinsurers are recognized when earned and are netted against policy acquisition costs. Reinsurance premiums ceded are netted against premiums written.


H) UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES. Unpaid losses and loss adjustment expenses are based on evaluations of reported claims and estimates for losses and loss adjustment expenses incurred but not reported. Estimates for losses and loss adjustment expenses incurred

1. Summary of
 Significant
 Accounting
 Policies
 (CONTINUED)

but not reported are based on reserve development studies. The reserves recorded are estimates, and the ultimate liability may be greater than or less than the estimates; however, management believes the reserves are adequate.


I) INCOME TAXES. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of the enactment date.


J) EARNINGS PER SHARE. Primary earnings per share is computed by dividing net income, less required dividends on redeemable preferred stock, by the weighted average number of common shares outstanding during the year. The weighted average number of common shares outstanding includes the weighted average common equivalent shares attributable to dilutive stock options. Fully diluted earnings per share is computed using the weighted average common shares outstanding during the year, including the maximum dilutive effect of common equivalent shares.


K) DERIVATIVE FINANCIAL INSTRUMENTS. The Company was not a party to any derivative financial instruments as defined by Statement of Financial Accounting Standards (SFAS) No. 119 at December 31, 1996.


L) STOCK OPTION PLANS.Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Beginning January 1, 1996, SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, requires entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant, or alternatively, allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected the latter method.

M) IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF.
The Company adopted the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, on January 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

N) RECLASSIFICATIONS. Certain reclassifications of prior years' amounts have been made to conform with 1996 presentations.

                         Markel Corporation & Subsidiaries

2. Investments

A)    Following is a summary of investments (DOLLARS IN THOUSANDS):




                                                                    December 31, 1996
                                                    -------------------------------------------------
                                                                   Gross       Gross        Estimated
                                                     Amortized   Unrealized  Unrealized       Fair
                                                       Cost        Gains       Losses         Value
------------------------------------------------------------------------------------------------------
Fixed maturities
   U.S. Treasury securities and obligations
      of U.S. government agencies                   $ 215,550    $  1,634     $  (1,612)    $  215,572
   Obligations of states, municipalities
      and political subdivisions                      218,475       4,004          (692)       221,787
   Public utilities                                    54,845       1,194        (1,004)        55,035
   Convertibles and bonds with warrants                33,869       2,222          (553)        35,538
   All other corporate bonds                          356,193       4,402        (3,185)       357,410
   Redeemable preferred stock                             469          63            --            532
------------------------------------------------------------------------------------------------------
   Total fixed maturities                             879,401      13,519        (7,046)       885,874
Equity securities
   Banks, trusts and insurance companies               46,095      23,537        (1,182)        68,450
   Industrial, miscellaneous and all other             82,789      39,145          (349)       121,585
   Nonredeemable preferred stock                        3,674          21          (335)         3,360

   Total equity securities                            132,558      62,703        (1,866)       193,395
Short-term investments                                 51,507         --             --         51,507
------------------------------------------------------------------------------------------------------
       TOTAL                                      $ 1,063,466   $  76,222      $ (8,912)    $1,130,776
------------------------------------------------------------------------------------------------------




                                                           December 31, 1995
                                                 ------------------------------------------
                                                             Gross       Gross    Estimated
                                                Amortized  Unrealized  Unrealized    Fair
                                                  Cost        Gains      Losses      Value

------------------------------------------------------------------------------------------------------

 Fixed maturities
    U.S. Treasury securities and obligations
      of U.S. government agencies                  $ 211,779  $  4,384    $  (212)    $ 215,951
    Obligations of states, municipalities
      and political subdivisions                     109,314     3,674       (177)      112,811
    Public utilities                                  48,542     3,205         --        51,747
    Convertibles and bonds with warrants              18,076       816     (1,052)       17,840
    All other corporate bonds                        293,852    11,948       (242)      305,558
    Redeemable preferred stock                         2,005       143         --         2,148
------------------------------------------------------------------------------------------------------
    Total fixed maturities                           683,568    24,170     (1,683)      706,055
 Equity securities
   Banks, trusts and insurance companies              32,202    11,554     (1,991)       41,765
   Industrial, miscellaneous and all other            68,662    25,430     (5,085)       89,007
   Nonredeemable preferred stock                       3,674        37       (137)        3,574
------------------------------------------------------------------------------------------------------
   Total equity securities                           104,538    37,021     (7,213)      134,346
Short-term investments                                68,182        --         --        68,182
------------------------------------------------------------------------------------------------------
       TOTAL                                      $  856,288 $  61,191    $(8,896)     $908,583
------------------------------------------------------------------------------------------------------


2. Investments
(CONTINUED)

B) The amortized cost and estimated fair value of fixed maturities at December 31, 1996 are shown below by contractual maturity (DOLLARS IN THOUSANDS):


                                                    Estimated
                                        Amortized      Fair
                                          Cost        Value
-------------------------------------------------------------

Due in one year or less                $  68,403    $  68,408
Due after one year through five years    206,273      206,309
Due after five years through ten years   284,875      287,092
Due after ten years                      319,850      324,065
--------------------------------------------------------------
      TOTAL                            $ 879,401    $ 885,874
--------------------------------------------------------------


Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the lenders may have the right to put the securities back to the borrower. Based on expected maturities, the estimated average duration of the fixed maturities was 4.3 years.


C) Components of net investment income were as follows (DOLLARS IN
THOUSANDS):




                                         Years Ended December 31,
                                         ------------------------
                                       1996      1995         1994
----------------------------------------------------------------------
Interest
   Municipal bonds (tax-exempt)      $  8,824    $  6,900    $  7,784
   Taxable bonds                       36,823      31,042      18,299
   Short-term investments, including
      overnight deposits                4,447       3,969       2,691
   Dividends on equity securities       4,474       3,675       2,804
----------------------------------------------------------------------
                                       54,568      45,586      31,578
Less investment expenses                3,400       2,605       2,468
----------------------------------------------------------------------

   NET INVESTMENT INCOME             $ 51,168    $ 42,981    $ 29,110
----------------------------------------------------------------------


                        Markel Corporation & Subsidiaries

2. Investments
 (CONTINUED)

D) The following table presents the Company's realized gains and losses from investment sales and the change in gross unrealized gains (losses) (DOLLARS IN THOUSANDS):




                                                   Years Ended December 31,
                                                 ---------------------------
                                              1996        1995            1994
---------------------------------------------------------------------------------
Realized gains
   Fixed maturities                       $    5,618     $ 13,861     $    8,894
   Equity securities                           5,480        9,838          5,569
---------------------------------------------------------------------------------
                                              11,098       23,699         14,463
---------------------------------------------------------------------------------
Realized losses
   Fixed maturities                           (5,853)      (9,281)        (9,621)
   Equity securities                            (232)      (2,466)          (972)
---------------------------------------------------------------------------------
                                              (6,085)     (11,747)       (10,593)
---------------------------------------------------------------------------------
 NET REALIZED GAINS FROM INVESTMENT SALES $    5,013     $ 11,952     $    3,870
---------------------------------------------------------------------------------

Change in gross unrealized gains (losses)
   Fixed maturities                       $  (16,014)    $ 41,356     $  (31,029)
   Equity securities                          31,029       20,610        (13,121)
---------------------------------------------------------------------------------
 NET INCREASE(DECREASE)                   $   15,015     $ 61,966     $  (44,150)
---------------------------------------------------------------------------------

E) Investments with a carrying value of $41.9 million and $30.0 million were on deposit with regulatory authorities at December 31, 1996 and 1995, respectively.


F) At December 31, 1996, there were no investments in any one issuer, other than U.S. Treasury securities and obligations of U.S. government agencies, that exceeded 10% of consolidated shareholders' equity.


3. Receivables

Following are the components of receivables (DOLLARS IN THOUSANDS):



                                                          December 31,
                                                        ---------------
                                                       1996        1995

---------------------------------------------------------------------------
Agents' balances and premiums in course of collection $ 47,356    $ 39,326
Less allowance for doubtful receivables                  2,694       2,201
---------------------------------------------------------------------------
                                                        44,662      37,125
Other                                                   13,674      10,085
---------------------------------------------------------------------------
   RECEIVABLES                                        $ 58,336    $ 47,210
---------------------------------------------------------------------------

4. Deferred
   Policy
   Acquisition
   Costs

The following reflects the amounts of policy costs deferred and amortized (DOLLARS IN THOUSANDS):




                                        Years Ended December 31,

                                     ---------------------------------
                                      1996          1995         1994
-----------------------------------------------------------------------
Balance, beginning of year           $ 32,024     $ 26,064     $ 23,551
Policy acquisition costs deferred      76,327       72,748       61,299
Amortization charged to expense       (70,372)     (66,788)     (58,786)
-----------------------------------------------------------------------
  DEFERRED POLICY ACQUISITION COSTS  $ 37,979     $ 32,024     $ 26,064
-----------------------------------------------------------------------




The following reflects the components of underwriting, acquisition and insurance expenses (DOLLARS IN THOUSANDS):


                                                 Years Ended December 31,
                                                -------------------------
                                                1996        1995        1994
-----------------------------------------------------------------------------
Amortization of policy acquisition costs    $  70,372    $ 66,788    $ 58,786
Other operating expenses                       34,660      29,325      21,895
-----------------------------------------------------------------------------
     UNDERWRITING, ACQUISITION AND
     INSURANCE EXPENSES                     $ 105,032    $ 96,113    $ 80,681
-----------------------------------------------------------------------------




5. Property and
    Equipment

Following are the components of property and equipment (DOLLARS IN THOUSANDS):




                                                                  December 31,
                                                               ----------------
                                                               1996         1995
----------------------------------------------------------------------------------
Land                                                          $  2,372    $  2,372
Buildings and building equipment                                14,015      24,221
Furniture and equipment                                         26,229      22,772
Other                                                               94         130
----------------------------------------------------------------------------------
                                                                42,710      49,495
Less accumulated depreciation and amortization                  27,276      21,766
----------------------------------------------------------------------------------
         PROPERTY AND EQUIPMENT                               $ 15,434    $ 27,729
----------------------------------------------------------------------------------



Depreciation and amortization expense of property and equipment was $6.0 million, $6.0 million and $5.0 million for the years ended December 31, 1996, 1995, 1994 respectively.

Total rental expense for the years ended December 31, 1996, 1995 and 1994 was approximately $2.7 million, $1.9 million and $1.0 million, respectively.

As part of the purchase of Shand/Evanston in 1987, the Company acquired
Shand's headquarters building in Evanston, Illinois. The estimated fair value of the building has fallen significantly since 1987 due to escalating property taxes and reduced demand for office space in Evanston. In response to a purchase offer, the Company decided to dispose of the building and immediately recognized a $10.4 million ($6.8 million after tax) loss in 1996. The building's estimated fair value was approximated using the purchase offer.

                             Markel Corporation & Subsidiaries


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)


5. Property and
    Equipment
   (CONTINUED)


During 1995 the Company entered into sale-leaseback agreements related to its home office facilities in Richmond, Virginia. The Company sold the properties which house its corporate offices and Richmond-based underwriting units for approximately $19.1 million after expenses and concurrently entered into ten to twelve year lease agreements with the buyers. The Company realized a $4.9 million gain on the sale of the properties which is being deferred and amortized over the terms of the operating leases.


In addition, the Company has other office facilities, furniture and equipment under operating leases with remaining terms ranging from 22 months to 46 months.


Minimum annual rental commitments for noncancelable operating leases at December 31, 1996 are as follows (DOLLARS IN THOUSANDS):


Years Ending December 31,
----------------------------------------------
       1997                           $  2,924
       1998                              2,969
       1999                              2,899
       2000                              2,932
       2001                              2,651
       2002 and thereafter              10,549
-----------------------------------------------
       Total                          $ 24,924
-----------------------------------------------




6. Intangible
   Assets


Following are the components of intangible assets (DOLLARS IN THOUSANDS):

                         December 31,
                         ------------
                       1996        1995
------------------------------------------
Goodwill              $ 36,035    $ 36,628
Policy renewal rights    3,262       5,029
------------------------------------------
   INTANGIBLE ASSETS  $ 39,297    $ 41,657
------------------------------------------


Accumulated amortization related to intangible assets was $17.6 million and $14.9 million at December 31, 1996 and 1995, respectively.



7. Income Taxes

Income tax expense (benefit) on income before income taxes, substantially all of which was federal tax expense, consists of (DOLLARS IN THOUSANDS):



         Current      Deferred      Total
--------------------------------------------
1996    $  5,673    $ (15,345)    $  (9,672)
1995    $ 12,061    $   1,374     $  13,435
1994    $  2,814    $   4,328     $   7,142

The Company made income tax payments of $8.4 million in 1996, $13.0 million in 1995 and $5.2 million in 1994. Current income taxes recoverable were $3.4 million at December 31, 1996. At December 31, 1995, current income taxes payable were $0.2 million.

7. Income Taxes
 (CONTINUED)


Reconciliations of the U.S. corporate income tax rate and the effective tax rate on income before income taxes are as follows:

                                               Years Ended December 31,
                                               ------------------------
                                                 1996    1995     1994
----------------------------------------------------------------------
U.S. corporate tax rate                           35%     35%      35%
Tax-exempt investment income                      (9)     (6)     (11)
Amortization of intangibles                        1       1        2
Difference between financial reporting and tax
   bases of assets acquired                      (53)     --        -
Other                                              -      (2)       2
----------------------------------------------------------------------
   EFFECTIVE TAX RATE                            (26%)    28%      28%
----------------------------------------------------------------------




The components of the net deferred tax asset (liability) are as follows (DOLLARS IN THOUSANDS):


                                                             December 31,
                                                           --------------
                                                          1996        1995
----------------------------------------------------------------------------
Assets
  Income reported in different periods for
   financial reporting and tax purposes                 $  11,793   $ 10,409
  Unpaid losses and loss adjustment expenses,
   nondeductible portion for income tax purposes           51,765     42,558
  Unearned premiums, adjustment for income tax purposes    10,918      9,168
  Other                                                       717        815
----------------------------------------------------------------------------
  Total gross deferred tax assets                          75,193     62,950
----------------------------------------------------------------------------
Liabilities
 Property and equipment, depreciation                       1,123      3,069
 Deferred policy acquisition costs                         13,293     11,208
 Investments, net unrealized gains                         23,559     18,304
 Differences between financial reporting and
   tax bases of assets acquired                            13,837     33,073
 Other                                                      1,267      1,169
----------------------------------------------------------------------------
 Total gross deferred tax liabilities                      53,079     66,823
----------------------------------------------------------------------------
      DEFERRED TAX ASSET (LIABILITY), NET               $  22,114   $ (3,873)
----------------------------------------------------------------------------


The Company believes that a valuation allowance with respect to the realization of the total gross deferred tax assets is not necessary. The Company expects to realize substantially all of its gross deferred tax assets existing at December 31, 1996 through the reversal of existing temporary differences and the application of the carryback provisions of the Internal Revenue Code. The Company expects to generate future taxable income, excluding the effect of future originating temporary differences,to realize the remaining gross deferred tax assets.


The Internal Revenue Service completed an examination of the 1994 and prior federal tax returns and made no material adjustments.

                       Markel Corporation & Subsidiaries

8. Unpaid Losses
   And Loss
   Adjustment
   Expenses

The following table sets forth a reconciliation of beginning and ending reserves for losses and loss adjustment expenses (DOLLARS IN THOUSANDS):




                                                      Years Ended December 31,
                                                      ------------------------
                                                  1996        1995          1994

--------------------------------------------------------------------------------------
NET RESERVES FOR LOSSES AND LOSS ADJUSTMENT
   EXPENSES, BEGINNING OF YEAR                 $ 575,268     $ 471,996     $ 426,796
   Commutations and other settlements              6,544        54,637        59,818
   Reserves for losses and loss adjustment
      expenses of acquired insurance companies   117,499        35,233            --
--------------------------------------------------------------------------------------
RESTATED NET RESERVES FOR LOSSES
   AND LOSS ADJUSTMENT EXPENSES,
   BEGINNING OF YEAR                           $ 699,311     $ 561,866     $ 486,614
--------------------------------------------------------------------------------------
Incurred losses and loss adjustment expenses
   Current year                                  226,495       195,448       159,730
   Prior years                                   (24,117)       (8,793)       (3,561)
--------------------------------------------------------------------------------------
TOTAL INCURRED LOSSES AND
   LOSS ADJUSTMENT EXPENSES                      202,378       186,655       156,169
--------------------------------------------------------------------------------------
Payments
   Current year                                   52,158        42,002        27,456
   Prior years                                   124,467       131,251       144,376
--------------------------------------------------------------------------------------
TOTAL PAYMENTS                                   176,625       173,253       171,832
--------------------------------------------------------------------------------------
Other                                                  -             -         1,045
--------------------------------------------------------------------------------------
NET RESERVES FOR LOSSES AND LOSS
   ADJUSTMENT EXPENSES, END OF YEAR              725,064       575,268       471,996
--------------------------------------------------------------------------------------
Reinsurance recoverable on unpaid losses         210,518       159,141       180,934
--------------------------------------------------------------------------------------
GROSS RESERVES FOR LOSSES AND LOSS
   ADJUSTMENT EXPENSES, END OF YEAR            $ 935,582     $ 734,409     $ 652,930
--------------------------------------------------------------------------------------


The provision for prior years decreased in 1996, 1995 and 1994. Inherent in the Company's reserving practices is the desire to have reserves more likely to prove to be redundant than deficient. Furthermore, the Company's philosophy is to price its insurance products to make an underwriting profit, not to increase written premiums.

8. Unpaid Losses
   And Loss
   Adjustment
   Expenses
   (CONTINUED)

Management continually attempts to improve its loss estimation process by refining its ability to analyze loss development patterns, claims payments and other information, but there remain many reasons for potential adverse development of estimated ultimate liabilities. For example, the uncertainties inherent in the loss estimation process have become increasingly subject to changes in social and legal trends. In recent years, these trends have expanded the liability of insureds, established new liabilities and reinterpreted contracts to provide unanticipated coverage long after the related policies were written. Such changes from past experience significantly affect the ability of insurers to estimate reserves for unpaid losses and related expenses.


Management recognizes the higher variability associated with certain exposures and books of business and considers this factor when establishing loss reserves. Management currently believes the Company's gross and net reserves, including the reserves for environmental impairment liability and toxic tort exposures, are adequate. The Company has shown redundancies in 1987 and subsequent years.


The net reserves for losses and loss adjustment expenses maintained by the Company's insurance subsidiaries are equal under both statutory and generally accepted accounting principles. However, certain reserves for claim handling expenses are maintained by the Company's underwriting management subsidiaries, in accordance with the contractual obligations of these subsidiaries. As a result, the consolidated net reserves for losses and loss adjustment expenses will be different from the statutory net reserves for losses and loss adjustment expenses.


9. Long-Term
   Debt


Long-term debt consists of the following (DOLLARS IN THOUSANDS):


                                                                  December 31,
                                                                  ------------
                                                                  1996     1995
---------------------------------------------------------------------------------
7.25% notes, due November 1, 2003, interest payable
   semi-annually , net of unamortized discount of
   $359 in 1996 and $411 in 1995                               $  99,641 $ 99,589
6.06% borrowings under $150 million revolving credit
  facility                                                        15,000        -
6.63% borrowings under $40 million revolving credit
  facility, due June 30, 1997                                          -    7,000
Other                                                                 50      100
---------------------------------------------------------------------------------

   LONG-TERM DEBT                                              $ 114,691 $106,689
---------------------------------------------------------------------------------



The notes due November 1, 2003 are not redeemable or subject to any sinking fund requirements and have an effective cost of approximately 7.54%. The estimated fair value of the Company's long-term debt is based on quoted market prices at the reporting date.


In December 1996 the Company arranged a syndicated revolving credit facility which provides up to $150.0 million for working capital and other general corporate purposes. The Company may select from various interest rate options for balances outstanding under the facility. The Company pays a commitment fee of .15% on the unused portion of the facility. The facility is a revolving credit facility until October 1, 1998. Any outstanding balances at that date are converted to a four year term loan. This facility replaced the Company's $40.0 million credit facility.

                         Markel Corporation & Subsidiaries

9. Long-Term
   Debt
   (CONTINUED)


Following is a schedule of future principal payments due on long-term debt as of December 31, 1996 (DOLLARS IN THOUSANDS):


Years Ending December 31,
-------------------------------------

    1997                   $      50
    1998                      15,000
    1999                          --
    2000                          --
    2001                          --
    2002 and thereafter       99,641
-------------------------------------
    Total                  $ 114,691
-------------------------------------



The Company paid $7.7 million, $8.4 million and $7.4 million in interest during the years ended December 31, 1996, 1995 and 1994, respectively.


10. Shareholders'
    Equity




A) The Company has 15,000,000 shares of no par value common stock authorized, of which 5,458,077 and 5,421,988 shares were outstanding at December 31, 1996 and 1995, respectively. The Company is authorized to issue up to 2,069,200 shares of preferred stock, $1.00 par value per share, in one or more series and to fix the powers, designations, preferences and rights of each series. There were 11,269 shares of Series A redeemable preferred stock outstanding at December 31, 1996 and 1995. These shares were included in other liabilities at a redemption value of $28.50 per share and carry a cumulative dividend of $1.50 per share, payable semi-annually.


B) The Company has three stock option or stock award plans for employees and directors; the 1986 Stock Option Plan which expired on November 3, 1996, the 1989 Non-employee Director Stock Option Plan and the 1993 Incentive Stock Plan. At December 31, 1996, there were 240,250 shares, 60,000 shares and 100,000 shares reserved for issuance under the 1986 plan, the 1989 plan and the 1993 plan, respectively. The 1986 and 1993 plans are administered by the Compensation Committee of the Company's Board of Directors. The 1993 plan provides for the award of incentive stock options, stock appreciation rights or incentive stock awards to employees of the Company. The 1989 plan is administered by the Company's Board of Directors and provides for the award of non-statutory stock options to the non-employee directors. Options are granted at a price not less than market price on the date of the grant and are exercisable within a period established by the Committee or the Board at the time of the grant, but not earlier than six months from the date of grant. Options expire either five or ten years from the date of grant. At December 31, 1996, the Company had 36,000 options available for grant under the 1989 plan and 100,000 options, stock appreciation rights or incentive stock awards were available for grant under the 1993 plan.

10. Shareholders'
    Equity
   (CONTINUED)

Stock option transactions are summarized below:



                                                         Years Ended December 31,
                                     --------------------------------------------------------------
                                               Weighted               Weighted             Weighted
                                               Average                Average              Average
                                               Exercise               Exercise             Exercise
                                     1996       Price        1995      Price      1994      Price
---------------------------------------------------------------------------------------------------
Options outstanding
   at January 1                       339,582  $    23.85   382,421   $  22.67   383,566 $  19.51
Granted                                 5,000       87.00       --          --    46,000    44.03
Exercised                             (75,332)      22.18   (40,919)     12.38   (44,850)   18.11
Canceled                               (5,000)      21.55    (1,920)     32.16    (2,295)   11.77
---------------------------------------------------------------------------------------------------
Options outstanding
   at December 31                     264,250  $    25.55   339,582   $  23.85   382,421 $  22.67
---------------------------------------------------------------------------------------------------
Options exercisable
    at December 31                    210,735               255,274              273,935
Options available for grant
    at December 31                    136,000               151,215              149,295
---------------------------------------------------------------------------------------------------


The following table summarizes information about stock options outstanding at December 31, 1996:



                 Options Outstanding                Options Exercisable
          ---------------------------------         --------------------
                       Weighted         Weighted                   Weighted
 Range of               Average         Average                    Average
 Exercise   Number     Remaining        Exercise    Number         Exercise
  Prices  Outstanding Contractual Life   Price    Exercisable       Price
---------------------------------------------------------------------------

$10 to 15     77,209    2.3 years      $ 12.35      77,209          $ 12.35
 16 to 22     87,851    2.8              18.82      85,676            18.80
 23 to 33     10,540    0.4              27.76       8,740            28.07
 34 to 47     83,650    4.8              40.86      39,110            40.66
 87            5,000    9.8              87.00          --               --
---------------------------------------------------------------------------
$10 to 87    264,250    3.3 years      $ 25.55     210,735          $ 20.88
---------------------------------------------------------------------------


The pro forma impact of stock options granted in 1996 was not material to the Company's results of operations.

                       Markel Corporation & Subsidiaries


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS     (CONTINUED)


10. Shareholders'
    Equity
    (CONTINUED)

C) Earnings per share is determined by dividing net income, as adjusted below, by the applicable shares outstanding (IN THOUSANDS):


                                                      Years Ended December 31,
                                                    ---------------------------
                                                       1996      1995     1994
-------------------------------------------------------------------------------
Net income as reported                              $  46,672 $ 34,492 $ 18,589
Dividends on redeemable preferred stock                   (17)     (17)     (17)
-------------------------------------------------------------------------------
Primary and fully diluted income                    $  46,655 $ 34,475 $ 18,572
-------------------------------------------------------------------------------

Average common shares outstanding                       5,438    5,405    5,395
Shares applicable to common stock equivalents             185      200      174
-------------------------------------------------------------------------------
Average primary shares outstanding                      5,623    5,605    5,569
Additional dilution attributable to
  common stock equivalents                                  4       28       --
-------------------------------------------------------------------------------
Average fully diluted shares outstanding                5,627    5,633    5,569
-------------------------------------------------------------------------------

Average primary and fully diluted shares include common and common equivalent shares attributable to stock options. Common stock market prices which produce the maximum dilutive effect are used to calculate fully diluted shares attributable to stock options.


11. Employee
    Benefit
    Plans

The Company maintains a defined contribution plan, the Markel Corporation Retirement Savings Plan, in accordance with Section 401(k) of the Internal Revenue Code. The plan requires the Company to contribute, on an annual basis, 6% of each participating employee's compensation plus a matching contribution of 100% of the first 2% and 50% of the next 2% of each participating employee's contribution. Annual expenses relating to this plan were $2.2 million, $1.9 million and $1.9 million in 1996, 1995 and 1994, respectively.


12. Reinsurance

The Company enters into reinsurance agreements in order to reduce its liability on individual risks and enable it to underwrite policies with higher limits. In a reinsurance transaction, an insurance company transfers, or cedes, all or part of its exposure in return for a portion of the premium. The ceding of the insurance does not legally discharge the ceding company from its primary liability for the full amount of the policies, and the ceding company is required to pay the loss and bear collection risk if the reinsurer fails to meet its obligations under the reinsurance agreement.


The table below summarizes the effect of reinsurance on premiums written and earned (DOLLARS IN THOUSANDS):



                                                Years Ended December 31,
-------------------------------------------------------------------------------------------------------
                          1996                       1995                            1994
-------------------------------------------------------------------------------------------------------

                   Written      Earned       Written       Earned           Written          Earned
Direct            $ 398,412   $ 391,942    $ 366,739     $ 349,417         $ 310,748         $ 291,816
Assumed               8,058      11,062       23,879        26,158            29,121            30,618
Ceded               (93,011)    (95,551)     (93,079)      (90,429)          (82,847)          (79,367)
-------------------------------------------------------------------------------------------------------
Net Premiums      $ 313,459   $ 307,453    $ 297,539     $ 285,146         $ 257,022         $ 243,067
-------------------------------------------------------------------------------------------------------

12. Reinsurance
    (CONTINUED)

Incurred losses and loss adjustment expenses are net of reinsurance recoveries of $51.2 million, $63.9 million and $67.1 million for the years ended December 31, 1996, 1995 and 1994, respectively.


Since 1993 the Company has pursued the commutation, or termination, of contracts with certain reinsurers of Shand/Evanston's 1987 and prior books of business. The objectives of the commutations were to reduce credit risks and eliminate administrative expenses associated with the run-off of reinsurance placed with certain inactive reinsurers. Primarily as a result of the commutation program, during 1996 the Company reassumed exposures for ceded unpaid losses and loss adjustment expenses in exchange for $6.5 million. In 1995 and 1994 reinsurer commutations and other settlements totaled $54.6 million and $59.8 million, respectively. In all years, pricing for commutations was based on ceded unpaid losses and loss adjustment expenses at the date of commutation plus other factors deemed appropriate by management. The recording of commutations had no effect on the Company's results of operations in 1996, 1995 and 1994.


The percentage of assumed earned premiums to net earned premiums for the years ended December 31, 1996, 1995 and 1994 was approximately 4%, 9% and 13%, respectively.

13. Contingencies

The Company has contingencies that arise in the normal conduct of its operations. In the opinion of management, the resolutions of these contingencies are not expected to have a material impact on the Company's financial condition.

14. Related
    Party
    Transactions

The Company purchases investment counseling services from Hamblin Watsa Investment Counsel Ltd., a company in which a Director of the Company has a significant interest. The cost of such services was $674,000, $618,000 and $512,000 for the years ended December 31, 1996, 1995 and 1994, respectively.


The Company pays commissions to Gary Markel & Associates, Inc. and Gary
Markel Surplus Lines Brokerage, Inc., entities owned by a Director of the Company. The commissions paid were $467,000, $424,000 and $344,000 for the years ended December 31, 1996, 1995 and 1994, respectively.


15. Statutory
    Financial
    Information

The following table includes selected information for the Company's wholly-owned insurance subsidiaries as filed with insurance regulatory authorities (DOLLARS IN THOUSANDS):


                                       Years Ended December 31,
                                       -----------------------
                                    1996         1995        1994
--------------------------------------------------------------------
Net income                       $  27,424    $  42,181    $  26,816
--------------------------------------------------------------------
Statutory capital and surplus    $ 282,774    $ 224,833    $ 164,650
--------------------------------------------------------------------


1996 amounts include Investors Insurance Holding Corp.'s statutory net loss and capital and surplus of $6.6 million and $28.7 million, respectively.

                      Markel Corporation & Subsidiaries

15. Statutory
    Financial
    Information
    (CONTINUED)

The Company's insurance subsidiaries are subject to certain regulatory restrictions on the payment of dividends or advances to the Company. As of December 31, 1996, $249.9 million of the insurance subsidiaries' statutory surplus was so restricted.


In converting from statutory accounting principles to generally accepted accounting principles, typical adjustments include deferral of policy acquisition costs, a provision for deferred federal income taxes and the inclusion of net unrealized gains or losses in shareholders' equity relating to fixed maturities.

16. Acquisitions

A) On October 31, 1996, the Company acquired Investors Insurance Holding Corp. and its subsidiaries (Investors). The acquisition was accounted for using the purchase method of accounting. Total consideration paid to the shareholders of Investors was $38.1 million which approximated the fair value of the net assets acquired. The Company funded the transaction with available cash and borrowings of approximately $15.0 million under existing lines of credit. Investors had gross premium volume of $56.9 million in 1996. However, following the acquisition, the Company expects Investors' gross premium volume to decline as Investors focuses on its core general liability and property lines of business. The acquisition's effect on the Company's current earnings was not significant in 1996.


The table below summarizes, on a pro forma basis, the Company's consolidated results of operations as if the purchase of Investors had taken place as of January 1, 1995 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):


                                 Years Ended December 31,
                                 -----------------------
                                1996                 1995
-------------------------------------------------------------
Total operating revenues     $    405,899        $   389,397
Net income                         39,469             29,508
-------------------------------------------------------------
Earnings per share
    Primary                  $       7.02        $      5.26
    Fully diluted            $       7.01        $      5.24
-------------------------------------------------------------

Investors' results had a dilutive effect on the Company's pro forma results of operations in 1996 and 1995 due to significant loss reserve strengthening at Investors. The Company does not expect that Investors' loss reserves will require additional strengthening in future years.



B) On May 30, 1995, the Company acquired the stock of Lincoln Insurance
Company (LIC), an excess and surplus lines company. The acquisition was accounted for using the purchase method of accounting. The terms of the transaction provided for the Company to pay total consideration of $24.3 million which approximated the fair value of the net assets acquired. Additionally, the seller will provide indemnification against adverse development of reserves for losses and loss adjustment expenses and uncollectible reinsurance, if any, in an amount up to the purchase price. The Company funded the transaction with available cash and borrowings of approximately $17.0 million under existing lines of credit. After the acquisition, LIC ceased writing business as soon as practical. However, certain portions of the business were renewed in Essex Insurance Company, a subsidiary of the Company. The acquisition's effect on current earnings, which consists primarily of investment income from LIC's investment portfolio, was not significant in 1995.

17. Subsequent
    Events

In January 1997 the Company arranged the sale of $150 million of 8.71%
Capital Securities (Capital Securities) issued under an Amended and Restated Declaration of Trust dated January 13, 1997 (The Declaration) by Markel Capital Trust I (the Trust), a statutory business trust sponsored and wholly-owned by Markel Corporation. Proceeds from the sale of the Capital Securities were used to purchase the Company's 8.71% Junior Subordinated Debentures (the Debentures) due January 1, 2046, issued to the Trust under an indenture dated January 13, 1997 (the Indenture). The Debentures are the sole assets of the Trust. The Company has the right to defer interest payments on the Debentures for up to five years. The Capital Securities and related Debentures are redeemable by the Company on or after January 1, 2007. Payments of distributions and other amounts due on the Capital Securities (to the extent the Trust has funds on hand legally available for the payment of such distributions) are irrevocably guaranteed by the Company (the Guarantee). Taken together, the Company's obligations under the Debentures, the Indenture, the Declaration and the Guarantee provide, in the aggregate, a full, irrevocable and unconditional guarantee of payments of distributions and other amounts due on the Capital Securities.



18. Markel
    Corporation
    (Parent Company
    Only) Financial
    Information

CONDENSED BALANCE SHEETS


                                                            December 31,
                                                        ----------------------
                                                          1996       1995
------------------------------------------------------------------------------
                                                        (DOLLARS IN THOUSANDS)

ASSETS
Investments in consolidated subsidiaries                $  336,301  $ 282,732
Short-term investments at estimated fair value
   (estimated fair value approximates cost)                 17,618     13,740
Cash and cash equivalents                                    1,562        812
Notes receivable from subsidiaries                          49,694     45,224
Other assets                                                10,757     14,598
------------------------------------------------------------------------------
    TOTAL ASSETS                                        $  415,932  $ 357,106
------------------------------------------------------------------------------
LIABILITIES  AND SHAREHOLDERS' EQUITY

Current income taxes payable                            $      281  $      --
Deferred income taxes                                       13,070     10,954
Long-term debt                                             114,641    106,589
Other liabilities                                           19,605     26,121
------------------------------------------------------------------------------
    TOTAL LIABILITIES                                      147,597    143,664
------------------------------------------------------------------------------
Shareholders' equity                                       268,335    213,442
------------------------------------------------------------------------------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $  415,932  $ 357,106
------------------------------------------------------------------------------


                        Markel Corporation & Subsidiaries


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS         (CONTINUED)

18. Markel
    Corporation
   (Parent Company
    Only) Financial
    Information
    (CONTINUED)


CONDENSED STATEMENTS  OF INCOME

                                                  Years Ended December 31,
                                                  ------------------------
                                                  1996        1995      1994
---------------------------------------------------------------------------------
                                             (DOLLARS IN THOUSANDS)

REVENUES
Net investment income                           $  2,585   $  3,879    $  3,434
Cash dividends on common stock of
   consolidated subsidiaries                      31,841     35,459      15,380
Other                                              1,471        129         452
---------------------------------------------------------------------------------
    TOTAL REVENUES                                35,897     39,467      19,266
---------------------------------------------------------------------------------

EXPENSES
Interest                                           8,016      8,460       7,675
Other                                                205      3,144       2,064
---------------------------------------------------------------------------------
    TOTAL EXPENSES                                 8,221     11,604       9,739
---------------------------------------------------------------------------------

    INCOME BEFORE EQUITY IN UNDISTRIBUTED
      EARNINGS OF CONSOLIDATED SUBSIDIARIES
      AND INCOME TAXES                            27,676     27,863       9,527
Equity in undistributed earnings of
    consolidated subsidiaries                     15,655      5,139      11,423
Income tax expense (benefit)                      (3,341)    (1,490)      2,361
---------------------------------------------------------------------------------
    NET INCOME                                  $ 46,672   $ 34,492    $ 18,589
---------------------------------------------------------------------------------


18. Markel
    Corporation
    (Parent Company
    Only) Financial
    Information
    (CONTINUED)

CONDENSED STATEMENTS OF CASH FLOWS


                                                       Years Ended December 31,
                                                       ------------------------
                                                   1996          1995        1994

------------------------------------------------------------------------------------
                                                        (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Net income                                        $ 46,672     $ 34,492     $ 18,589
Adjustments to reconcile net income to net cash
   provided by operating activities                 (3,608)      (3,181)         725
------------------------------------------------------------------------------------
   NET CASH PROVIDED BY OPERATING
     ACTIVITIES                                     43,064       31,311       19,314
------------------------------------------------------------------------------------
INVESTING ACTIVITIES
   Cost of investments purchased                    (4,030)      (4,626)     (20,802)
   Proceeds from sales of investments                3,996        4,663       34,525
   Net change in short-term investments             (3,878)       1,562       (6,650)
   Increase in notes receivable from subsidiaries   (4,470)      (4,005)     (18,092)
   Capital contribution to subsidiaries                 --       (9,500)     (27,000)
   Acquisitions of insurance companies             (38,050)     (24,281)          --
   Other                                            (1,263)         (96)         (31)
------------------------------------------------------------------------------------
  NET CASH USED BY INVESTING
    ACTIVITIES                                     (47,695)     (36,283)     (38,050)
------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Dividends to subsidiaries                        (1,080)      (1,080)      (1,080)
   Additions to long-term debt                      40,500       27,500       29,280
   Repayments of long-term debt                    (32,500)     (21,500)      (7,500)
   Other                                            (1,539)         172       (2,118)
------------------------------------------------------------------------------------
   NET CASH PROVIDED BY FINANCING
     ACTIVITIES                                      5,381        5,092       18,582
------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents       750          120         (154)
Cash and cash equivalents at beginning of year         812          692          846
------------------------------------------------------------------------------------
Cash and cash equivalents at end of year          $  1,562     $    812     $    692
------------------------------------------------------------------------------------

Markel Corporation & Subsidiaries



INDEPENDENT AUDITORS' REPORT


(KPMG Peat Marwick LLP logo appears here.)





The Board of Directors and Shareholders
Markel Corporation:


We have audited the accompanying consolidated balance sheets of Markel Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Markel Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.


As described in Note 1, in 1996 the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF.


                    /s/ KPMG PEAT MARWICK LLP

Richmond, Virginia
February 4, 1997

QUARTERLY INFORMATION

The following table presents the quarterly results of consolidated operations for 1996, 1995 and 1994 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):


                                               Mar. 31   June 30   Sept. 30   Dec. 31
-------------------------------------------------------------------------------------
1996
  Operating revenues                         $  92,990  $ 83,672   $90,367  $  99,707
  Income before income taxes                    10,554    10,117    11,144      5,185
  Net income                                     7,810    26,090     8,469      4,303
  Earnings per share
    Primary                                   $   1.38  $   4.61   $  1.50  $    0.76
    Fully diluted                                 1.38      4.60      1.50       0.76
  Common stock price ranges
    High                                      $ 91      $ 94 1/2   $    93  $      92
    Low                                         72 1/2    78            85         83

1995
  Operating revenues                          $ 76,525  $ 82,565   $91,543  $  92,942
  Income before income taxes                     8,838    11,286    12,835     14,968
  Net income                                     6,540     8,352     8,984     10,616
  Earnings per share
    Primary                                   $   1.17  $   1.49   $  1.59  $    1.88
    Fully diluted                                 1.17      1.49      1.59       1.88
  Common stock price ranges
    High                                      $ 48 1/4  $ 57       $75 1/2  $  75 1/2
    Low                                         40 3/4    47 1/4    56 1/4     67 1/2

1994
  Operating revenues                          $ 65,468  $ 66,398   $72,414  $  75,413
  Income before income taxes                     7,236     6,388     5,858      6,249
  Net income                                     5,210     4,599     4,218      4,562
  Earnings per share
    Primary                                   $   0.93  $   0.83   $  0.76  $    0.82
    Fully diluted                                 0.93      0.83      0.76       0.82
  Common stock price ranges
    High                                      $ 44 1/2  $ 42 1/2   $    44  $  42 1/4
    Low                                         38 1/2    37 1/2        39     40 1/4

                     Markel Corporation & Subsidiaries


MANAGEMENT'S DISCUSSION & ANALYSIS
OF FINANCIAL CONDITION  AND RESULTS  OF OPERATIONS


RESULTS  OF OPERATIONS


In 1996 gross premium volume totaled $413.6 million compared to $402.1 million in 1995 and $349.3 in 1994. Following is a comparison of gross premium volume by significant underwriting unit (DOLLARS IN THOUSANDS):



                                                 Years Ended December 31,
                                         -----------------------------------------

GROSS PREMIUM VOLUME                         1996            1995          1994
-----------------------------------------------------------------------------------
Excess and Surplus Lines                  $ 121,356         $ 104,841    $  90,211
Professional/Products Liability             118,891           127,245      128,876
Specialty Program Insurance                  92,333           102,336       94,637
Specialty Personal and Commercial Lines      64,706            44,456       13,924
Brokered Excess and Surplus Lines             6,809                --           --
Other                                         9,511            23,212       21,636
-----------------------------------------------------------------------------------
 Total                                    $ 413,606         $ 402,090    $ 349,284
-----------------------------------------------------------------------------------


(Premiums chart appears here. Plot points are below.)

                                    PREMIUMS
                                  (in millions)
                                1994    1995    1996

gross premium volume            $349    $402    $414
net premium volume              $257    $298    $313




Excess and Surplus Lines premiums grew 16% in 1996 to $121.4 million and 16% in 1995 to $104.8 million from $90.2 million in 1994. Growth was achieved despite significant competition in the E&S market. The increases in 1996 and 1995 were primarily the result of growth in the Markel Special Property program
(MSP). MSP premiums amounted to $39.9 million in 1996 compared to $34.2 million in 1995 and $21.6 million in 1994. 1996 also benefited from growth in casualty premiums, due to a new garage program and the selective renewal of portions of the Lincoln Insurance Company (LIC) book of business, a new excess and umbrella program and growth in the E&S property unit. Growth in 1995 production from E&S product lines, other than MSP, was moderate due to increased competition during the year.


Premiums from Professional/Products Liability insurance totaled $118.9 million in 1996 compared to $127.2 million in 1995 and $128.9 million in 1994. In 1996 growth in the employment practices and directors' and officers' product lines was more than offset by lower production from other lines due to continued aggressive competition in the professional liability markets. Medical malpractice and special risk programs production also declined in 1996 due to changes in risk selection. In 1995 the Company reported growth in the medical malpractice and specified medical professions product lines. However, 1995 production was adversely affected by increasing competition from the standard markets, especially in the insurance companies, lawyers and architects and engineers programs, which more than offset the growth in the medical malpractice and specified medical professions lines.


Premiums from Specialty Program Insurance totaled $92.3 million in 1996 compared to $102.3 million in 1995 and $94.6 million in 1994. 1996 premiums were adversely affected by intense competition and the nonrenewal of certain underperforming lines of business. Higher production in 1995 was prompted by policy processing improvements and other operating efficiencies. Growth in the child care program also contributed to the 1995 increase.

Specialty Personal and Commercial Lines premiums rose to $64.7 million in 1996, a 46% increase over prior year premiums of $44.5 million which was a 219% increase over 1994's premiums of $13.9 million. Due to the loss of a key auto products agent, the Company does not expect premium growth of this magnitude in 1997. New programs added over the past three years, including several auto related products and property coverage for mobile homes and dwellings contributed $43.2 million and $28.5 million to 1996 and 1995 production, respectively. Also in both years, an improved economy helped increase production in the recreational products division.


Premiums from Brokered Excess and Surplus Lines totaled $6.8 million in 1996. This new underwriting unit was the result of the purchase of Investors Insurance Holding Corp. (Investors) on October 31, 1996.


Other gross premium volume was $9.5 million in 1996 compared to $23.2 million in 1995 and $21.6 million in 1994. Other gross premium volume included facultative reinsurance placed by the Professional/Products Liability unit, run-off business related to LIC and premiums from the Company's brokerage operation. The decrease in 1996 was due to the run-off of LIC business and the sale of the Company's wholesale brokerage operation in September 1996.


While certain of the Company's products may be adversely affected by the increased competition and lower rates which characterize a "soft" insurance market, the Company does not intend to relax underwriting standards or rates in order to sustain premium volume. Further, the volume of premiums written may vary significantly with the Company's decision to alter its product concentration to maintain or improve underwriting profitability.


Total operating revenues increased 7% to $366.7 million in 1996 from $343.6 million in 1995. Operating revenues in 1995 were 23% above the $279.7 million reported in 1994. In 1996 moderate growth in earned premiums and higher net investment income more than offset lower realized gains from the sales of investments. In 1995 growth in earned premiums and substantially higher net investment income and realized gains accounted for the increase in revenues.


Earned premiums advanced 8% to $307.5 million in 1996 and 17% to $285.1 million in 1995 from $243.1 million in 1994. Following is a comparison of earned premiums by significant underwriting unit (DOLLARS IN THOUSANDS):



                                                    Years Ended December 31,
                                         -------------------------------------------

EARNED PREMIUMS                              1996                1995         1994
------------------------------------------------------------------------------------
Excess and Surplus Lines                  $  76,089          $   70,160    $  62,236
Professional/Products Liability             110,154             112,988      107,735
Specialty Program Insurance                  68,906              64,582       56,002
Specialty Personal and Commercial Lines      45,102              25,181       11,180
Brokered Excess and Surplus Lines             4,957                  --           --
Other                                         2,245              12,235        5,914
------------------------------------------------------------------------------------
 Total                                    $ 307,453           $ 285,146    $ 243,067
------------------------------------------------------------------------------------

                        Markel Corporation & Subsidiaries


MANAGEMENT'S DISCUSSION & ANALYSIS
OF FINANCIAL CONDITION  AND RESULTS  OF OPERATIONS     (CONTINUED)




Excess and Surplus Lines earned premiums rose 8% in 1996 to $76.1 million and 13% in 1995 to $70.2 million from $62.2 million in 1994. Higher gross premium volume over the past several years accounted for the increases. Premiums earned from Professional/Products Liability insurance decreased 3% in 1996 to $110.2 million while increasing 5% in 1995 to $113.0 million from $107.7 million in 1994. The 1996 decline resulted from lower gross premium volume over the past two years as a result of the extremely competitive professional liability market. Specialty Program Insurance earned premiums increased 7% to $68.9 million in 1996 and 15% to $64.6 million in 1995 from $56.0 million in 1994. The growth was caused by increased retentions of gross premium volume over the past three years and growth in gross premiums in 1995. Specialty Personal and Commercial Lines earned premiums rose 79% in 1996 to $45.1 million and 125% in 1995 to $25.2 million from $11.2 million in 1994. The increase was due to significant growth in gross premium volume from new programs as well as established programs over the past two years.



      Investment Earnings

(Investment Earnings chart appears here. Plot points are below.)

                              INVESTMENT EARNINGS
                                 (in millions)

                                        1994            1995            1996
                                        ----            ----            ----
Net realized gains                      $ 4             $12             $ 5
Net investment income                    29              43              51
                                        ----            ----            ----
                                        $33             $55             $56


Net investment income increased 19% in 1996 to $51.2 million and 48% in 1995 to $43.0 million from $29.1 million in 1994. The increase in 1996 reflected the impact of a larger investment portfolio. Higher yields during 1995 enhanced the impact of the Company's significantly larger investment portfolio. Invested assets grew 24% in 1996 to $1.1 billion and 49% in 1995 to $908.6 million from $611.7 million in 1994.


Net realized gains from the sales of investments totaled $5.0 million in 1996 compared to $12.0 million in 1995 and $3.9 million in 1994. Over the past three years, the Company has experienced variability in its realized and unrealized investment gains. The fluctuations are primarily the result of interest rate volatility which influences the market values of fixed maturity and equity investments. The Company's investment strategy seeks to maximize total investment returns over a long-term period. The Company's focus on long-term total investment returns may result in variability in the level of realized investment gains and losses from one period to the next.


Total operating expenses, which included losses and loss adjustment expenses, underwriting, acquisition and insurance expenses, other operating expenses, amortization of intangible assets and a nonrecurring item in 1996, were $321.7 million in 1996 compared to $287.2 million in 1995 and $246.3 million in 1994. Higher variable expenses associated with higher earned premiums accounted for the majority of the increase in 1996 and 1995. As part of the purchase of Shand/Evanston in 1987, the Company acquired Shand's headquarters building in Evanston, Illinois. The estimated fair value of the building has fallen significantly since 1987 due to escalating property taxes and reduced demand for office space in Evanston. In response to a purchase offer, the Company decided to dispose of the building and immediately recognized a $10.4 million, nonrecurring, non-cash loss. While Shand/Evanston will remain in the building in the short-term, the transaction is expected to reduce future operating expenses at this unit by approximately $1.5 million per year.

The following is a comparison of selected data from the Company's operations (DOLLARS IN THOUSANDS):



                                                               Years Ended December 31,
                                                        -------------------------------------
                                                            1996         1995        1994
---------------------------------------------------------------------------------------------
Gross premium volume                                    $ 413,606     $ 402,090     $ 349,284
Net premiums written                                    $ 313,459     $ 297,539     $ 257,022
Net retention                                                  76%           74%           74%
Earned premiums                                         $ 307,453     $ 285,146     $ 243,067
Losses and loss adjustment expenses                     $ 202,378     $ 186,655     $ 156,169
Underwriting, acquisition and insurance expenses        $ 105,032     $  96,113     $  80,681

GAAP RATIOS
Loss ratio                                                     66%           65%           64%
Expense ratio                                                  34%           34%           33%
---------------------------------------------------------------------------------------------
 COMBINED RATIO                                               100%           99%           97%
---------------------------------------------------------------------------------------------


The combined ratio measures the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums. The loss ratio for 1996 increased to 66% from 65% in 1995 and from 64% in 1994. Losses in the medical malpractice book of business and property losses from winter storms and Hurricane Fran prompted the 1996 increase. In 1995 the loss ratio rose as increased competition and continued soft market conditions prompted the Company to establish loss reserves for current business at higher levels relative to the prior years. The expense ratio was 34% in 1996 and 1995 compared to 33% in 1994. The 1996 expense ratio benefited from the recognition of contingent profit commissions which offset higher acquisition costs in several of the Company's recently added lines of business. The increase in 1995 is largely the result of investments in new programs which carry nonrecurring start-up costs, as well as higher commission expenses.


Non-cash expenses related to the amortization of intangible assets were $2.7 million in 1996 compared to $2.8 million in 1995 and $7.1 million in 1994. The decrease in 1995 reflected the expiration of certain noncompete agreements in December 1994.


Interest expense amounted to $8.0 million in 1996 compared to $8.5 million in 1995 and $7.7 million in 1994. The 1996 decrease was due to the repayment, late in 1995, of the majority of the debt incurred for the purchase of LIC. Interest expense in 1995 increased as a result of the borrowings for the LIC purchase.

                    Markel Corporation & Subsidiaries


MANAGEMENT'S DISCUSSION & ANALYSIS
OF FINANCIAL CONDITION  AND RESULTS  OF OPERATIONS  (CONTINUED)


Earnings from Core Operations

(Earnings from Core Operartions chart appears here. Plot points are below.)

                         Earnings from Core Operations
                             ($ per primary share)

                            1994     1995       1996

                           $3.77    $5.15      $6.03

In evaluating its operating performance, the Company focuses on core underwriting and investing results before consideration of realized gains or losses from the sales of investments, expenses related to the amortization of intangible assets and any nonrecurring items. Management believes this is a better indicator of the Company's performance because it reduces the variability in results associated with realized gains or losses and also eliminates the impact of accounting transactions which do not reflect current operating costs.


Income from core underwriting and investing operations advanced to $33.9 million in 1996 which represented a 17% increase over 1995. In 1995 income from core operations rose 38% to $28.9 million from $21.0 million in 1994. The 1996 and 1995 increases were due to continued underwriting profitability and higher net investment income, resulting primarily from larger investment portfolios.


Net income was $46.7 million in 1996 compared to $34.5 million in 1995 and $18.6 million in 1994. In 1996 growth in net investment income was partially offset by a decrease in realized investment gains. Also during the year, the Company recognized an $18.4 million nonrecurring tax benefit which was partially offset by the recognition of the building loss of $6.8 million, net of taxes. The increase in 1995 was due to substantial growth in net investment income, realized investment gains and continued underwriting profits.

CLAIMS AND RESERVES

The Company maintains reserves for specific claims incurred and reported, reserves for claims incurred but not reported (IBNR) and reserves for uncollectible reinsurance. Reserves for reported claims are based primarily on case-by-case evaluations of the claims and their potential for adverse development. Reserves for reported claims consider the Company's estimate of the ultimate cost to settle the claims, including investigation and defense of lawsuits resulting from the claims, and may be subject to adjustment for differences between costs originally estimated and costs subsequently re-estimated or incurred.

Generally accepted accounting principles require that reserves for claims incurred but not reported be based on the estimated ultimate cost of settling claims (including the effects of inflation and other social and economic factors), using past experience adjusted for current trends and any other factors that would modify past experience. The Company also evaluates and adjusts reserves for uncollectible reinsurance in accordance with its collection experience and the development of the gross reserves.


Ultimate liability may be greater or less than current reserves. In the insurance industry there is always the risk that reserves may prove inadequate. Reserves are continually monitored by the Company using new information on reported claims and a variety of statistical techniques. Anticipated inflation is reflected implicitly in the reserving process through analysis of cost trends and the review of historical development. The Company does not discount its reserves for losses and loss adjustment expenses to reflect estimated present value.

The following table represents the development of the Company's balance sheet reserves for the period 1986 through 1996 (IN THOUSANDS):




                           1986     1987     1988     1989    1990      1991     1992     1993     1994     1995     1996
---------------------------------------------------------------------------------------------------------------------------

NET RESERVES RESTATED
FOR COMMUTATIONS,
ACQUISITIONS AND OTHER   $ 397,906  486,015  487,263  508,335  511,004  557,554  569,769  598,499  619,594  671,447  725,064

---------------------------------------------------------------------------------------------------------------------------


Paid (cumulative)
as of:

One year later              47,547   79,318   54,180   65,810   52,545   83,720  95,084  150,078   135,947  124,467
Two years later             81,915  111,929   89,973  116,418  107,209  156,256 215,845  253,418   219,133
Three years later          104,641  140,161  131,899  154,798  160,808  252,089 297,034  307,831
Four years later           121,961  176,442  160,942  194,199  241,335  318,298 331,709
Five years later           145,136  195,152  199,982  257,077  297,914  346,009
Six years later            158,735  230,109  259,850  310,448  320,766
Seven years later          190,000  283,961  312,210  331,842
Eight years later          241,026  335,971  332,622
Nine years later           291,473  355,460
Ten years later            310,669

Reserves
re-estimated as of:
One year later             424,357  498,442  497,207  502,869  506,626  547,965 563,530  594,938  610,801  647,330
Two years later            421,488  495,708  477,865  500,780  494,748  542,903 551,858  582,563  585,667
Three years later          420,751  477,814  474,989  493,433  490,751  528,365 537,944  564,401
Four years later           411,844  486,440  480,153  486,623  478,416  513,983 521,724
Five years later           429,947  494,924  477,324  474,099  464,129  501,083
Six years later            445,738  491,895  465,399  459,082  452,772
Seven years later          438,150  481,822  449,548  448,569
Eight years later          428,465  465,655  441,116
Nine years later           412,989  457,697
Ten years later            407,492

CUMULATIVE
REDUNDANCY
(DEFICIENCY)              $ (9,586)  28,318   46,147    59,766  58,232   56,471  48,045   34,098   33,927   24,117
---------------------------------------------------------------------------------------------------------------------------

Cumulative %                   (2%)       6%       9%       12%     11%      10%      8%       6%       5%       4%

Gross liability, end of year, restated for acquisitions and other                                 824,044  935,582
Reinsurance recoverable, restated for commutations, acquisitions
and other                                                                                         152,597  210,518
---------------------------------------------------------------------------------------------------------------------------

NET LIABILITY, END OF YEAR, RESTATED FOR COMMUTATIONS,
   ACQUISITIONS AND OTHER                                                                         671,447  725,064
---------------------------------------------------------------------------------------------------------------------------

Gross re-estimated liability-latest                                                               798,491
Re-estimated recoverable-latest                                                                   151,161
---------------------------------------------------------------------------------------------------------------------------

Net re-estimated liability-latest                                                                 647,330
Gross cumulative redundancy                                                                        25,553
---------------------------------------------------------------------------------------------------------------------------


                   Markel Corporation & Subsidiaries


MANAGEMENT'S DISCUSSION & ANALYSIS
OF FINANCIAL CONDITION  AND RESULTS  OF OPERATIONS  (CONTINUED)


The first line of the table shows net reserves for losses and loss adjustment expenses restated for reinsurer commutations, acquisitions and other items, and is the result of adding the reserves for losses and loss adjustment expenses as originally estimated at the end of each year and all prior years to reserves reassumed through commutations and other activities, including acquisitions, completed in recent years.


The upper portion of the table shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. The lower portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. For example, the 1991 liability for losses and loss adjustment expenses at the end of 1991 for 1991 and all prior years, adjusted for commutations, acquisitions and other, was originally estimated to be $557.6 million. Five years later (as of December 31, 1996), this amount was re-estimated to be $501.1 million, of which $346.0 million had been paid, leaving a reserve of $155.1 million for losses and loss adjustment expenses for 1991 and prior years remaining unpaid as of December 31, 1996.


"Cumulative redundancy (deficiency)" represents the change in the estimate from the original balance sheet date to the date of the current estimate. For example, the 1991 liability for losses and loss adjustment expenses developed a $56.5 million redundancy from December 31, 1991 to December 31, 1996 (five years later). Conditions and trends that have affected the development of liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on the table. The gross cumulative redundancy for 1995 and prior is presented before deductions for reinsurance. Gross deficiencies and redundancies may be significantly more or less than net deficiencies and redundancies depending on the nature and extent of applicable reinsurance.


The deficiencies in net reserves for losses and loss adjustment expenses in the 1986 and prior years is related primarily to Shand/Evanston's experience prior to the Company's ownership. From 1987 to 1991, Shand/Evanston increased reserves for its pre-1987 book of business by approximately $97 million. These increases were made in response to adverse development related to professional liability policies with optional extension provisions, environmental impairment liability (EIL) and toxic tort exposures and potentially uncollectible reinsurance recoverables. A significant portion of the reserve increases (approximately $51 million) was ultimately offset by reductions in deferred purchase price obligations owed to the former owners of Shand/Evanston and therefore did not affect operating results.



ENVIRONMENTAL MATTERS


From 1980 to 1985, Shand/Evanston offered EIL insurance to large companies which generated or transported toxic wastes. The EIL coverage was designed to fill gaps in an insured's general liability coverage to the extent a gap would have existed and was offered as a primary policy with an "Other Insurance" clause. To the extent that other insurance was not valid and collectible, Shand/Evanston's EIL policy was intended to perform as primary coverage provided that all other terms and conditions of the policy were met. To the extent that other insurance was valid and collectible, the policy was intended to perform as excess coverage. All EIL policies were underwritten on a claims made basis, and in almost all instances, with policy limits that included the costs of defense and related expenses. This book of business was reinsured with numerous reinsurers, and Shand/Evanston's original retentions were less than 5% of policy limits. Policy limits ranged from $1 million per impairment with $2 million in the aggregate to $30 million per impairment with $60 million in the aggregate.


Shand/Evanston's defenses in EIL claims have generally been policy specific and have included defenses of non-disclosure and misrepresentation on policy applications, policy exclusions including site limitations, late assertion of claims and the existence of other valid and collectible insurance.


Following is an analysis of the Company's net outstanding reserves for Shand/Evanston's EIL exposures. Commutations include reinsurer commutations completed in 1996 as well as changes in reserves related to reinsurer commutations occurring in earlier years (DOLLARS IN THOUSANDS).





                                                           Years Ended December 31,
                                                     --------------------------------
                                                       1996         1995       1994
--------------------------------------------------------------------------------------


Case reserves                                         $    665    $    579    $  1,130
IBNR reserves                                               --          --          49
Case and IBNR reserves reassumed through
  commutations                                          14,730      13,125      14,008
--------------------------------------------------------------------------------------
  TOTAL                                               $ 15,395    $ 13,704    $ 15,187
--------------------------------------------------------------------------------------
Net paid losses and loss adjustment expenses          $  3,616    $ 14,894    $ 60,755
--------------------------------------------------------------------------------------


Shand/Evanston carried net EIL case and IBNR reserves for losses and loss adjustment expenses of $15.4 million at December 31, 1996 compared to $13.7 million at December 31, 1995 and $15.2 million at December 31, 1994. The Company's goal is to close EIL claims as aggressively as reasonably possible. The increase in 1996 reserves was due to development on existing claims as well as limited new claim activity. The decrease in net EIL reserves in 1995 was due primarily to claims closing efforts.

In some cases, the Company may be entitled to subrogation against other primary insurers. No specific provision for these potential recoveries is made when establishing loss and loss adjustment expense reserves for EIL. As of December 31, 1996, Shand/Evanston's net retention of case and IBNR reserves related to EIL was approximately 79% of gross EIL case and IBNR reserves.

Inception to date net paid losses and loss adjustment expenses for EIL related exposures totaled $115.0 million at December 31, 1996, of which approximately $9.3 million was litigation related expense.

There were 10 active site exposures related to EIL at December 31, 1996 compared to 9 active site exposures at December 31, 1995 and 11 active site exposures at December 31, 1994. The 10 active site exposures at December 31, 1996 represent 10 insureds. Management believes future exposure to valid claims is limited because coverage was afforded on a claims made basis.

                     Markel Corporation & Subsidiaries


MANAGEMENT'S DISCUSSION & ANALYSIS
OF FINANCIAL CONDITION  AND RESULTS  OF OPERATIONS   (CONTINUED)

Shand/Evanston's exposure to toxic tort related claims originated from umbrella, excess and commercial general liability (CGL) insurance it underwrote on an occurrence basis from the late 1970's to mid-1980's. The majority of the policies attach over a self-insured retention, deductible, or other insurance. This book of business was reinsured with numerous reinsurers, and Shand/Evanston's original retention was less than 5% of policy limits. Policy limits ranged from $125,000 to $30 million. Toxic tort claims include property damage and clean-up related to pollution, as well as personal injury allegedly arising from exposure to hazardous materials. After 1986 Shand/Evanston underwrote CGL coverage using a claims made form which included a pollution exclusion that significantly reduced its exposure to toxic tort claims.


Insurance coverage issues and other uncertainties have made the estimation of reserves for toxic tort exposures difficult. The outcome of legal actions to determine general liability coverages related to toxic tort issues has been inconsistent among the states with respect to whether insurance coverage exists at all; what policies provide the coverage; when and if an insurer has a duty to defend; whether the release of contaminants is one or more "occurrence" for purposes of determining applicable policy limits; how pollution exclusions in policies should be applied; and whether clean-up costs constitute property damage. Regulatory requirements regarding environmental matters are also inconsistent and change frequently.


Following is an analysis of the Company's net outstanding reserves for Shand/Evanston's toxic tort exposures. Commutations include reinsurer commutations completed in 1996 as well as changes in reserves related to reinsurer commutations occurring in earlier years (DOLLARS IN THOUSANDS).



                                                         Years Ended December 31,
                                                        -------------------------
                                                          1996    1995     1994
----------------------------------------------------------------------------------
Case reserves                                          $  1,782 $  2,197  $  2,089
IBNR reserves                                             1,354    1,589     1,032
Case and IBNR reserves reassumed through
  commutations                                           37,751   44,636    24,887
----------------------------------------------------------------------------------
  TOTAL                                                $ 40,887 $ 48,422  $ 28,008
----------------------------------------------------------------------------------
Net paid losses and loss adjustment expenses           $ 10,849 $  1,504  $  3,721
----------------------------------------------------------------------------------



Shand/Evanston carried net toxic tort case and IBNR reserves for losses and loss adjustment expenses of $40.9 million at December 31, 1996 compared to $48.4 million at December 31, 1995 and $28.0 million at December 31, 1994. The decrease in net toxic tort reserves in 1996 was due to claims payments partially offset by increases due to commutations with reinsurers and adverse development in the underlying exposures. The net toxic tort reserves increased from 1994 to 1995 due to commutations with reinsurers, adverse development in the underlying exposures and reserve strengthening by management. As of December 31, 1996, Shand/Evanston's net retention of case and IBNR reserves related to toxic torts was approximately 87% of gross toxic tort case and IBNR reserves.

Inception to date net paid losses and loss adjustment expenses for toxic tort related exposures totaled $19.3 million, of which approximately $1.7 million was litigation related expense.

During 1996 toxic tort net paid losses increased compared to prior years due to the payment of $7.4 million of breast implant product liability claims. The exposure had been fully reserved in prior years. At December 31, 1996, the Company has either paid or fully reserved all of its breast implant product liability exposure.


There were 210 open claims related to toxic torts at December 31, 1996 compared to 249 at December 31, 1995 and 307 at December 31, 1994. Of the toxic tort claims open at December 31, 1996, less than 10% were products liability asbestos or related claims. Furthermore, the average severity of toxic tort claims is substantially lower than the average severity of EIL claims.


The Company's reserves for losses and loss adjustment expenses related to EIL and toxic tort exposures represent management's best estimate of ultimate settlement values. These reserves are continually monitored by management, and the Company's statistical analysis of these reserves is reviewed by independent consulting actuaries. In addition, the Company continues to maintain unallocated IBNR reserves to further mitigate the impact of adverse development, if any, in these and other reserves.


At December 31, 1996, LIC held case and IBNR reserves for toxic tort claims of $6.1 million. The sellers of LIC have indemnified the Company against adverse development of losses and loss adjustment expenses and uncollectible reinsurance, if any, in an amount up to the purchase price of approximately $24.3 million. This indemnification covers all of LIC's reserves, including environmental matters.


Exposures of these types are generally subject to significant uncertainty due to potential severity and an uncertain legal climate. Reserves for these types of claims could be subject to increases in the future; however, these reserves have been established in accordance with the Company's desire to have reserves of all types that are more likely to prove to be redundant than deficient.

LIQUIDITY AND CAPITAL RESOURCES

The Company seeks to maintain prudent levels of liquidity and financial leverage for the protection of its policyholders, shareholders and creditors. The Company's targeted capital structure is approximately one-third debt to two-thirds equity. At December 31, 1996, the Company's debt to total capital ratio was 30%. From time to time, the Company's debt to total capital ratio may increase due to business opportunities that may be financed in the short term with debt.


In order to maintain strong liquidity, the Company seeks to maintain cash and short-term investments at least equal to approximately two times annual interest expense at its holding company (Markel Corporation). At December 31, 1996, $19.2 million of cash and short-term investments were held at Markel Corporation which approximated 2.4 times annual interest expense.


The Company's insurance subsidiaries collect premiums and pay current claims, reinsurance costs and operating expenses. Premiums collected and positive cash flow from the insurance operations are invested primarily in short-term investments and long-term bonds.

                    Markel Corporation & Subsidiaries


MANAGEMENT'S DISCUSSION & ANALYSIS
OF FINANCIAL CONDITION  AND RESULTS  OF OPERATIONS  (CONTINUED)



Short-term investments held by the Company's insurance subsidiaries provide liquidity for projected claims, reinsurance costs and operating expenses.


As a holding company, the Company receives cash from its subsidiaries as reimbursement for operating and other administrative expenses it incurs. The reimbursements are executed within the guidelines of various management agreements between the holding company and its subsidiaries.


The holding company has historically relied upon dividends from its subsidiaries to meet debt service obligations. Under the insurance laws of the various states in which the Company's insurance subsidiaries are incorporated, an insurer is restricted in the amount of dividends it may pay without prior approval of regulatory authorities. Pursuant to such laws, at December 31, 1996, the Company's insurance subsidiaries could pay dividends of $32.9 million without prior regulatory approval.



                 Invested Assets

(Invested Assets chart appears here. Plot points are below.)
1,200                               1,131

                      909


          612






         1994         1995          1996
                 $ in millions


The Company's invested assets increased to $1.1 billion at December 31, 1996 from $908.6 million at December 31, 1995. The increase in invested assets was largely due to the purchase of Investors, operating cash flows, and an increase in the market value of the Company's fixed maturity and equity investments.


Long-term debt increased to $114.7 million at December 31, 1996 from $106.7 million at December 31, 1995. In 1996 the Company arranged a revolving credit facility which provides up to $150.0 million of funds for working capital and other general corporate purposes. This facility replaced a similar $40.0 million facility. As of December 31, 1996, $15.0 million was outstanding under the revolving credit facility.


In January 1997 the Company arranged the sale of $150.0 million of 8.71%
Capital Securities issued by Markel Capital Trust I, a statutory business trust sponsored by Markel Corporation. Proceeds from the sale of the Capital Securities were used to purchase the Company's 8.71% Junior Subordinated Debentures due January 1, 2046. The Capital Securities and related Debentures are redeemable by the Company on or after January 1, 2007. The Company plans to use the proceeds of the offering to reduce indebtedness and for general corporate purposes.


The insurance companies require capital to support premium writings. The National Association of Insurance Commissioners (NAIC) developed a model law and risk-based capital (RBC) formula designed to help regulators identify P&C insurers that may be inadequately capitalized. Under the NAIC's requirements, an insurer must maintain total capital and surplus above a calculated threshold or face varying levels of regulatory action. The capital and surplus at December 31, 1996 of each of the Company's insurance subsidiaries, with the exception of Investors, was above the calculated minimum regulatory threshold.


In 1996 Investors' RBC level fell to the "Company Action Level", requiring Investors to file a corrective action plan with its state of domicile. The Company believes that through normal operations the RBC level of Investors can be raised above the regulatory threshold within two years. The Company believes that all of its insurance subsidiaries have sufficient capital to support their expected near-term writings.

IMPACT OF INFLATION

Property and casualty insurance premiums are established before the amount of losses and loss adjustment expenses, or the extent to which inflation may affect such expenses, is known. Consequently, in establishing premiums, the Company attempts to anticipate the potential impact of inflation. Inflation is also considered by the Company in the determination and review of reserves for losses and loss adjustment expenses since portions of these reserves are expected to be paid over extended periods of time. The importance of continually reviewing reserves is even more pronounced in periods of extreme inflation.


IMPACT OF ACCOUNTING STANDARDS

In June 1996 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 (SFAS 125), ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. The Company expects that the adoption will have no material impact on the Company's consolidated financial position or results of operations.

                 Markel Corporation & Subsidiaries



MARKET AND DIVIDEND INFORMATION

The Company's common stock is traded in the NASDAQ stock market under the symbol MAKL. The number of shareholders of record as of January 31, 1997 was
492. The total number of shareholders, including those holding shares in "street name" or in brokerage accounts is estimated to be in excess of 2,400. The Company's current strategy is to retain earnings, permitting the Company to take advantage of expansion and acquisition opportunities. Consequently, the Company has never paid a cash dividend on its common stock.


NASDAQ quotations during 1996 reflect a high sales price of $94.50 and a low sales price of $72.50. See "Quarterly Information" on page 49 for additional quarterly sales price information.



SHAREHOLDER RELATIONS, FORM 10-K

This document represents Markel Corporation's Annual Report and Form 10-K which is filed with the Securities and Exchange Commission.


Information about Markel Corporation, including exhibits filed as part of this Form 10-K, may be obtained by writing Mr. Bruce Kay, Vice President-Investor Relations, at the corporate offices, or by calling (800) 446-6671.

ANNUAL SHAREHOLDERS' MEETING

Shareholders of Markel Corporation are invited to attend the Annual Meeting to be held at The Jefferson Hotel, Franklin and Adams Streets, Richmond, Virginia at 4:30 p.m., May 13, 1997.

TRANSFER AGENT

First Union National Bank
Shareholder Services Group
230 South Tryon Street
10th Floor
Charlotte, North Carolina 28288-1154
(800) 829-8432

CORPORATE OFFICES

Markel Corporation
4551 Cox Road
Glen Allen, Virginia 23060
(804) 747-0136
(800) 446-6671

             DIRECTORS AND EXECUTIVE OFFICERS



DIRECTORS

Alan I. Kirshner
CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER


Leslie A. Grandis
PARTNER
MCGUIRE WOODS BATTLE & BOOTHE, LLP


Stewart M. Kasen
PRIVATE INVESTOR


Anthony F. Markel
PRESIDENT AND CHIEF OPERATING OFFICER


Gary L. Markel
PRESIDENT
GARY MARKEL & ASSOCIATES, INC.


Steven A. Markel
VICE CHAIRMAN


Darrell D. Martin
EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER


V. Prem Watsa
PRINCIPAL
HAMBLIN WATSA INVESTMENT COUNSEL LTD.



EXECUTIVE OFFICERS

Alan I. Kirshner

CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER SINCE 1986. HE HAS ALSO SERVED AS PRESIDENT FROM 1979 UNTIL MARCH OF 1992 AND HAS BEEN A DIRECTOR OF THE COMPANY SINCE 1978. AGE 61.


Anthony F. Markel

PRESIDENT AND CHIEF OPERATING OFFICER SINCE MARCH OF 1992. HE SERVED AS EXECUTIVE VICE PRESIDENT FROM 1979 UNTIL MARCH OF 1992 AND HAS BEEN A DIRECTOR OF THE COMPANY SINCE 1978. AGE 55.


Steven A. Markel

VICE CHAIRMAN SINCE MARCH OF 1992.  HE SERVED AS TREASURER FROM 1986 TO
AUGUST OF 1993, AND EXECUTIVE VICE PRESIDENT FROM 1986 TO MARCH OF 1992 AND HAS BEEN A DIRECTOR OF THE COMPANY SINCE 1978. AGE 48.


Darrell D. Martin

EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER SINCE MARCH OF 1992.
HE SERVED AS CHIEF FINANCIAL OFFICER FROM 1988 TO MARCH OF 1992 AND HAS BEEN A DIRECTOR OF THE COMPANY SINCE JANUARY 1991. AGE 48.

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