Form 10-Q
period 1997-03-31
MARKEL CORP
filed 1997-05-01
CIK 803509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997

or

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

Yes [ X ]   No [   ]

Number of shares of the registrant's common stock outstanding at April 29, 1997:
5,481,455

                               Markel Corporation
                                    Form 10-Q

                                      Index

                                                                     Page Number
                                                                     -----------
PART I. FINANCIAL INFORMATION:

     Item 1. Financial Statements

       Consolidated Balance Sheets--
        March 31, 1997 and December 31, 1996                               3

       Consolidated Statements of Income--
        Three Months Ended March 31, 1997 and 1996                         4

       Consolidated Statements of Cash Flows--
        Three Months Ended March 31, 1997 and 1996                         5

       Notes to Consolidated Financial Statements--
         March 31, 1997                                                    6

     Item 2. Management's Discussion and Analysis of
      Financial Condition and Results of Operations                        8

PART II. OTHER INFORMATION:

     Item 6. Exhibits and Reports on Form 8-K                             12

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                       MARKEL CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                                 March 31,  December 31,
                                                                                 -----------------------

                                                                                   1997         1996
-------------------------------------------------------------------------------------------------------
                                                                                 (dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value
     Fixed maturities (cost of $956,991 in 1997 and $879,401 in 1996)           $  948,881   $  885,874
     Equity securities (cost of $138,536 in 1997 and $132,558 in 1996)             205,173      193,395
     Short-term investments (estimated fair value approximates cost)               119,883       51,507
-------------------------------------------------------------------------------------------------------
       Total investments, available-for-sale                                     1,273,937    1,130,776
-------------------------------------------------------------------------------------------------------

Cash and cash equivalents                                                              278       11,054
Receivables                                                                         53,832       58,336
Reinsurance recoverable on unpaid losses                                           209,083      210,518
Reinsurance recoverable on paid losses                                              10,917       11,631
Deferred policy acquisition costs                                                   36,768       37,979
Prepaid reinsurance premiums                                                        40,491       44,881
Property and equipment                                                              15,348       15,434
Intangible assets                                                                   38,700       39,297
Other assets                                                                        53,213       45,391
-------------------------------------------------------------------------------------------------------

       Total assets                                                             $1,732,567   $1,605,297
=======================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Unpaid losses and loss adjustment expenses                                      $  937,366   $  935,582
Unearned premiums                                                                  190,764      200,852
Payables to insurance companies                                                     21,228       23,870
Long-term debt (estimated fair value of $97,624 in 1997 and $115,191 in 1996)       99,704      114,691
Other liabilities                                                                   61,961       61,967
Company Obligated Mandatorily Redeemable Preferred Securities of
     Subsidiary Trust Holding Solely Junior Subordinated Deferrable
     Interest Debentures of the Company                                            150,000         --
-------------------------------------------------------------------------------------------------------
       Total liabilities                                                         1,461,023    1,336,962
-------------------------------------------------------------------------------------------------------

Shareholders' equity
     Common stock                                                                   24,478       24,347
     Retained earnings                                                             209,023      200,237
     Net unrealized gains on fixed maturities and equity securities,
         net of taxes                                                               38,043       43,751
-------------------------------------------------------------------------------------------------------
       Total shareholders' equity                                                  271,544      268,335
-------------------------------------------------------------------------------------------------------

       Total liabilities and shareholders' equity                               $1,732,567   $1,605,297
=======================================================================================================


See accompanying notes to consolidated financial statements.

                       MARKEL CORPORATION AND SUBSIDIARIES

                        Consolidated Statements of Income

                                                             Three Months Ended
                                                                   March 31,
                                                          --------------------------
                                                          1997                1996
------------------------------------------------------------------------------------
                                                            (dollars in thousands,
                                                            except per share data)
Operating revenues
     Earned premiums                                     $81,671             $76,797
     Net investment income                                16,706              12,284
     Net realized gains (losses) from investment sales      (578)              2,974
     Other                                                   674                 935
------------------------------------------------------------------------------------
       Total operating revenues                           98,473              92,990
------------------------------------------------------------------------------------


Operating expenses
     Losses and loss adjustment expenses                  52,650              54,552
     Underwriting, acquisition and insurance expenses     28,314              24,730
     Other                                                  --                   450
     Amortization of intangible assets                       597                 675
------------------------------------------------------------------------------------
       Total operating expenses                           81,561              80,407
------------------------------------------------------------------------------------

       Operating income                                   16,912              12,583
Interest expense                                           5,034               2,029
------------------------------------------------------------------------------------
       Income before income taxes                         11,878              10,554
Income taxes                                               3,088               2,744
------------------------------------------------------------------------------------
       Net income                                        $ 8,790             $ 7,810
====================================================================================

Earnings per share
     Primary                                             $  1.56             $  1.38
------------------------------------------------------------------------------------
     Fully diluted                                       $  1.56             $  1.38
====================================================================================

See accompanying notes to consolidated financial statements.

                       MARKEL CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                                             March 31,
                                                                                        ------------------
                                                                                          1997       1996
-----------------------------------------------------------------------------------------------------------
                                                                                      (dollars in thousands)
Operating Activities
     Net income                                                                         $  8,790   $  7,810
     Adjustments to reconcile net income to net cash provided by operating activities        739     15,078
-----------------------------------------------------------------------------------------------------------
 Net cash provided by operating activities                                                 9,529     22,888
-----------------------------------------------------------------------------------------------------------

Investing Activities
     Proceeds from sales of fixed maturities and equity securities                       172,691    117,564
     Proceeds from maturities of fixed maturities                                         20,894     21,338
     Cost of fixed maturities and equity securities purchased                           (278,005)  (191,972)
     Net change in short-term investments                                                (68,376)    31,697
     Other                                                                                  (802)    (1,180)
-----------------------------------------------------------------------------------------------------------
 Net cash used by investing activities                                                  (153,598)   (22,553)
-----------------------------------------------------------------------------------------------------------


Financing Activities
     Net proceeds from issuance of company obligated mandatorily redeemable
       preferred securities                                                              148,166         --
     Repayments of long-term debt                                                        (15,000)        --
     Other                                                                                   127         49
-----------------------------------------------------------------------------------------------------------
 Net cash provided by financing activities                                               133,293         49
-----------------------------------------------------------------------------------------------------------

     Increase (decrease) in cash and cash equivalents                                    (10,776)       384
     Cash and cash equivalents at beginning of period                                     11,054     18,315
-----------------------------------------------------------------------------------------------------------
     Cash and cash equivalents at end of period                                         $    278   $ 18,699
===========================================================================================================

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--March 31, 1997

1. Principles of Consolidation

The consolidated balance sheet as of March 31, 1997 and the related consolidated statements of income and cash flows for the three months ended March 31, 1997 and 1996, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results of operations for the full year.

The consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's annual consolidated financial statements and notes.



2. Earnings per share

Earnings per share was determined by dividing net income, as adjusted below, by the applicable shares outstanding (in thousands):

                                                                                 Three Months Ended
                                                                                       March 31,
                                                                             ----------------------------
                                                                              1997                  1996
---------------------------------------------------------------------------------------------------------
 Net income, as reported                                                     $8,790               $ 7,810
     Dividends on redeemable preferred stock                                     (4)                   (4)
---------------------------------------------------------------------------------------------------------
 Primary and fully diluted income                                            $ 8,786              $ 7,806
=========================================================================================================

 Average common shares outstanding                                            5,464                 5,424
     Shares applicable to common stock equivalents                              179                   236
---------------------------------------------------------------------------------------------------------
 Average primary shares outstanding                                           5,643                 5,660

 Additional dilution attributable to common
     stock equivalents                                                            4                    8
---------------------------------------------------------------------------------------------------------
 Average fully diluted shares outstanding                                     5,647                 5,668
=========================================================================================================

3. Reinsurance

The table below summarizes the effect of reinsurance on premiums written and earned (dollars in thousands):

                                                                Three Months Ended March 31,
----------------------------------------------------------------------------------------------------------------------------------
                                                1997                                                    1996
----------------------------------------------------------------------------------------------------------------------------------
                                    Written                   Earned                    Written                            Earned
 Direct                            $ 96,608                 $ 106,813                  $ 92,117                           $ 95,781
 Assumed                              1,144                     1,719                     2,059                              4,176
 Ceded                              (21,779)                  (26,861)                  (21,262)                           (23,160)
----------------------------------------------------------------------------------------------------------------------------------
     Net premiums                  $ 75,973                  $ 81,671                  $ 72,914                           $ 76,797
==================================================================================================================================

Incurred losses and loss adjustment expenses are net of reinsurance recoveries of $18.1 million and $12.6 million for the three months ended March 31, 1997 and 1996, respectively.

4. Company Obligated Mandatorily Redeemable Preferred Securities (Capital Securities)

On January 8, 1997 the Company arranged the sale of $150 million of 8.71% Capital Securities issued under an Amended and Restated Declaration of Trust dated January 13, 1997 (The Declaration) by Markel Capital Trust I (the Trust), a statutory business trust sponsored and wholly-owned by Markel Corporation. Proceeds from the sale of the Capital Securities were used to purchase the Company's 8.71% Junior Subordinated Debentures (the Debentures) due January 1, 2046, issued to the Trust under an indenture dated January 13, 1997 (the Indenture). The Debentures are the sole assets of the Trust. The Company has the right to defer interest payments on the Debentures for up to five years. The Capital Securities and related Debentures are redeemable by the Company on or after January 1, 2007. Payments of distributions and other amounts due on the Capital Securities (to the extent the Trust has funds on hand legally available for the payment of such distributions) are irrevocably guaranteed by the Company (the Guarantee). Taken together, the Company's obligations under the Debentures, the Indenture, the Declaration and the Guarantee provide, in the aggregate, a full, irrevocable and unconditional guarantee of payments of distributions and other amounts due on the Capital Securities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Three Months ended March 31, 1997 compared to Three Months ended March 31, 1996

The Company underwrites specialty insurance products and programs to niche markets. Significant areas of underwriting include excess and surplus lines, professional and products liability, specialty programs, specialty personal and commercial lines and brokered excess and surplus lines. Property/casualty insurance for nonstandard and hard-to-place risks is underwritten on an excess and surplus lines basis. Professional liability coverage is offered to physicians and health professionals, insurance companies, directors and officers, attorneys and architects and engineers. Special risk programs provide products liability insurance for manufacturers and distributors and tailored coverages for other unique exposures. Specialty program insurance includes coverage for camps, youth and recreation, child care, health and fitness and agribusiness organizations, as well as accident and health insurance for colleges. The Company also underwrites personal and commercial property and liability coverage for watercraft, motorcycles, automobiles, mobile homes, dwellings and commercial freight companies. The brokered excess and surplus lines unit writes hard to place, large general liability and products liability accounts.

Following is a comparison of gross premium volume and earned premiums by significant underwriting area:

                       Gross Premium Volume                                                                   Earned Premiums
                 -----------------------------                                                        ----------------------------
                  Three Months Ended March 31,                                                        Three Months Ended March 31,
----------------------------------------------------------------------------------------------------------------------------------
                   1997                 1996                 (amounts in thousands)                     1997                 1996
----------------------------------------------------------------------------------------------------------------------------------
                 $ 28,575             $ 29,045         Excess & Surplus Lines                         $ 19,982            $ 18,139
                   30,649               31,195         Professional/Products Liability                  25,584              31,559
                   18,544               20,746         Specialty Program Insurance                      17,215              16,436
                    8,194               13,562         Specialty Personal and Commercial Lines          11,830               8,719
                   11,111                   --         Brokered Excess and Surplus Lines                 7,036                  --
                    1,064                2,797         Other                                                24               1,944
----------------------------------------------------------------------------------------------------------------------------------
                 $ 98,137             $ 97,345         Total                                          $ 81,671            $ 76,797
==================================================================================================================================

Gross premium volume for the first quarter in 1997 increased to $98.1 million from $97.3 million for the same period in the prior year. Aggressive competition in many of the Company's markets contributed to decreased premium volume which was offset by the acquisition of Investors Insurance Holding Corp. (Investors).

Excess and surplus lines gross premium volume was $28.6 million compared to $29.0 million in 1996. Increased production in the property and excess and umbrella programs was mitigated by decreases in the special property and casualty programs.

Premiums from professional/products liability insurance were $30.6 million compared to $31.2 million a year ago. Growth in the employment practices line was more than offset by lower production from other lines, including medical malpractice and the special risk programs.

Gross premiums from specialty program insurance were $18.5 million compared to $20.7 million in the first quarter of 1996. Increased competition in the youth and recreation program and re-underwriting portions of the agribusiness program contributed to the decrease.

Specialty personal and commercial lines premiums declined to $8.2 million from $13.6 million in 1996. The division has decreased gross premium volume while it restructures segments of its book of business.

Premiums from Brokered Excess and Surplus Lines totaled $11.1 million in the first quarter of 1997. This new underwriting unit was the result of the purchase of Investors on October 31, 1996.

Other gross premiums totaled $1.1 million compared to $2.8 million in 1996. Other gross premium volume included facultative reinsurance placed by the Professional/Products Liability unit and run-off business related to Lincoln Insurance Company.

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

The Company enters into reinsurance agreements in order to reduce its liability on individual risks and enable it to underwrite policies with higher limits. The Company's net retention of gross premium volume increased to 77% in the first quarter of 1997 compared to 75% in the prior year. The increase reflects higher retentions in the specialty personal and commercial lines division.

Total operating revenues rose 6% to $98.5 million from $93.0 million in the prior year. First quarter earned premiums were $81.7 million compared to $76.8 million for the first quarter of 1996. The 6% advance resulted primarily from the purchase of Investors.

Net investment income increased 36% to $16.7 million from $12.3 million a year ago. The increase reflected the impact of significant growth in the Company's investment portfolio due to the acquisition of Investors, the issuance of $150 million of Capital Securities in January 1997 and operating cash flows.

Realized losses were $0.6 million for the first quarter in 1997 compared to realized gains of $3.0 million last year. Variability in the timing of realized investment gains or losses is to be expected and often results from interest rate volatility which affects the market values of fixed maturities and equity investments.

Total operating expenses for the first quarter were $81.6 million compared to $80.4 million in 1996. The increase resulted primarily from higher variable expenses associated with higher earned premiums.

Following is a comparison of selected data from the Company's operations (in thousands):

                                                                             Three Months Ended
                                                                                   March 31,
                                                                     -----------------------------------
                                                                       1997                       1996
--------------------------------------------------------------------------------------------------------
        Gross premium volume                                         $ 98,137                   $ 97,345
        Net premiums written                                         $ 75,973                   $ 72,914
        Net retention                                                      77%                        75%
        Earned premiums                                              $ 81,671                   $ 76,797
        Losses and loss adjustment expenses                          $ 52,650                   $ 54,552
        Underwriting, acquisition and insurance expenses             $ 28,314                   $ 24,730

        GAAP ratios
         Loss ratio                                                        64%                        71%
         Expense ratio                                                     35%                        32%
--------------------------------------------------------------------------------------------------------
         Combined ratio                                                    99%                       103%
========================================================================================================

Underwriting profitability is measured by the combined ratio of losses and expenses to earned premiums. The Company reported a significantly improved combined ratio of 99% in the first quarter of 1997 compared to 103% in 1996. The Company's loss ratio was 64% compared to 71% in the prior year. The 1997 loss ratio compares favorably to 1996 due to winter storm losses and underwriting losses in the professional liability book of business in 1996. The 1997 expense ratio was 35% compared to 32% in 1996. The increase is due to high acquisition and overhead expenses at the Company's specialty personal and commercial lines division. The division has decreased premium volume while it restructures segments of its book of business.

In evaluating its operating performance, the Company focuses on core underwriting and investing results before consideration of realized gains or losses from the sales of investments and expenses related to the amortization of intangible assets. Management believes this is a better indicator of the Company's operating performance because it reduces the variability in results associated with realized investment gains or losses and eliminates the impact of accounting conventions which do not reflect current operating costs. For the first quarter of 1997, income from core underwriting and investing operations increased to $9.6 million, or $1.71 per primary share, from $6.4 million, or $1.13 per primary share, in 1996. The increase was due to higher net investment income from the larger investment portfolio and underwriting profits.

The Company's effective tax rate for the first quarter of both years was 26% of income before income taxes.

First quarter 1997 net income rose 13% to $8.8 million compared to $7.8 million in 1996. The 1997 increase is due to higher net investment income and underwriting profitability offset by lower realized gains.

Financial Condition as of March 31, 1997

The Company's insurance operations collect premiums and pay current claims, reinsurance commissions and operating expenses. Premiums collected and positive cash flows from the insurance operations are invested primarily in short-term investments and long-term bonds.

The Company's short-term investments provide liquidity for projected claims, reinsurance costs and operating expenses.

For the three month period ended March 31, 1997, the Company reported net cash provided by operating activities of $9.5 million, compared to net cash provided by operating activities of $22.9 million for the same period in 1996. The decrease was due to various large claims payments and slowed growth in gross premium volume in the first quarter of 1997.

For the three month period ended March 31, 1997, the Company reported net cash used by investing activities of $153.6 million compared to $22.6 million in 1996. The difference was primarily due to the Company's investment of the $150 million Capital Securities offering proceeds.

At March 31, 1997 the Company's fixed maturity and equity investments comprised approximately 74% and 16% of total investments, respectively. The Company expects variability in its realized and unrealized investment gains due to interest rate volatility as well as other economic conditions.

In January 1997 the Company arranged the sale of $150 million of 8.71% Capital Securities issued by Markel Capital Trust I, a statutory business trust sponsored by Markel Corporation. Proceeds from the sale of the Capital
Securities were used to purchase the Company's 8.71% Junior Subordinated Debentures due January 1, 2046. The Capital Securities and related Debentures are redeemable by the Company on or after January 1, 2007. The Company used $15 million of the proceeds of the offering to reduce indebtedness under its revolving credit facility in the first quarter of 1997. The remainder will be used for general corporate purposes.

As of March 31, 1997 the unused balances available under the Company's revolving credit facility totaled $150 million compared to $135 million at December 31, 1996.

Shareholders' equity at March 31, 1997 was $271.5 million compared to $268.3 million at December 31, 1996. Book value per share rose to $49.56 at March 31, 1997 from $49.16 at December 31, 1996.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

The Exhibits to this Report are listed in the Exhibit Index.

(b) Reports on Form 8-K:

      i) The Company filed a Report on Form 8-K dated January 10, 1997 reporting under items 5 with respect to the Company's arrangement for the sale of $150 million of 8.71% Capital Securities to be issued by Markel Capital Trust I, a statutory business trust sponsored by the Company.

      ii) The Company filed a Report on Form 8-K dated February 6, 1997 reporting under item 5 with respect to the Company's release of annual earnings and other information.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of April, 1997.

                              Markel Corporation





                              By   Alan I. Kirshner
                                 -----------------------------------
                                     Alan I. Kirshner
                                     Chief Executive Officer
                                       (Principal Executive Officer)



                              By   Anthony F. Markel
                                 -----------------------------------
                                     Anthony F. Markel
                                      President
                                       (Principal Operating Officer)



                              By   Steven A. Markel
                                 -----------------------------------
                                     Steven A. Markel
                                     Vice Chairman



                              By   Darrell D. Martin
                                 -----------------------------------
                                     Darrell D. Martin
                                     Executive Vice President and
                                     Chief Financial Officer
                                       (Principal Financial Officer and
                                         Principal Accounting Officer)

                                  Exhibit Index

Number          Description

  4 The registrant hereby agrees to furnish to the Securities and Exchange Commission a copy of all instruments defining the rights of holders of long-term debt of the registrant and subsidiaries shown on the Consolidated Balance Sheet of registrant at March 31, 1997 and the respective Notes thereto.

 27             Financial Data Schedule *


* Filed electronically with the Commission's operational EDGAR system.