Form 10-Q
period 1997-06-30
MARKEL CORP
filed 1997-07-29
CIK 803509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997

or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission File Number 1-13051

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

Yes [ X ]   No [   ]

Number of shares of the registrant's common stock outstanding at July 29, 1997: 5,490,323

                               Markel Corporation
                                    Form 10-Q

                                      Index

                                                                                      Page Number
PART I. FINANCIAL INFORMATION:

         Item 1. Financial Statements

                  Consolidated Balance Sheets--
                   June 30, 1997 and December 31, 1996                                     3

                  Consolidated Statements of Income--
                   Quarters and Six Months Ended June 30, 1997 and 1996                    4

                  Consolidated Statements of Cash Flows--
                   Six Months Ended June 30, 1997 and 1996                                 5

                  Notes to Consolidated Financial Statements--
                   June 30, 1997                                                           6

         Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                                    8

PART II. OTHER INFORMATION:

         Item 4. Submission of Matters to a Vote of Security Holders                       13

         Item 6. Exhibits and Reports on Form 8-K                                          13




 PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                                 MARKEL CORPORATION AND SUBSIDIARIES

                                                     Consolidated Balance Sheets

                                                                                                         June 30,      December 31,
                                                                                        --------------------------------------------

                                                                                                           1997            1996
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                      (dollars in thousands)
ASSETS
     Investments, available-for-sale, at estimated fair value
     Fixed maturities (cost of $973,306 in 1997 and $879,401 in 1996)                                   $   982,664      $ 885,874
     Equity securities (cost of $145,834 in 1997 and $132,558 in 1996)                                      237,915        193,395
     Short-term investments (estimated fair value approximates cost)                                        110,946         51,507
-----------------------------------------------------------------------------------------------------------------------------------

          Total investments, available-for-sale                                                           1,331,525      1,130,776
-----------------------------------------------------------------------------------------------------------------------------------


Cash and cash equivalents                                                                                     1,183         11,054
Receivables                                                                                                  62,963         58,336
Reinsurance recoverable on unpaid losses                                                                    219,439        210,518
Reinsurance recoverable on paid losses                                                                       13,225         11,631
Deferred policy acquisition costs                                                                            36,586         37,979
Prepaid reinsurance premiums                                                                                 41,157         44,881
Property and equipment                                                                                        9,055         15,434
Intangible assets                                                                                            38,104         39,297
Other assets                                                                                                 38,814         45,391
-----------------------------------------------------------------------------------------------------------------------------------


    Total assets                                                                                        $ 1,792,051     $1,605,297
===================================================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY

Unpaid losses and loss adjustment expenses                                                              $   956,045      $ 935,582
Unearned premiums                                                                                           193,101        200,852
Payables to insurance companies                                                                              28,136         23,870
Long-term debt (estimated fair value of $93,132 in 1997 and $115,191 in 1996)                                93,140        114,691
Other liabilities                                                                                            62,422         61,967
Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary
     Trust Holding Solely Junior Subordinated Deferrable Interest Debentures
     of the Company                                                                                         150,000              --
-----------------------------------------------------------------------------------------------------------------------------------

         Total liabilities                                                                                1,482,844      1,336,962
-----------------------------------------------------------------------------------------------------------------------------------


Shareholders' equity
     Common stock                                                                                            24,531         24,347
     Retained earnings                                                                                      218,741        200,237
     Net unrealized gains on fixed maturities and equity securities, net of taxes                            65,935         43,751
-----------------------------------------------------------------------------------------------------------------------------------

         Total shareholders' equity                                                                         309,207        268,335
-----------------------------------------------------------------------------------------------------------------------------------


         Total liabilities and shareholders' equity                                                     $ 1,792,051    $ 1,605,297
===================================================================================================================================



See accompanying notes to consolidated financial statements.







                                                 MARKEL CORPORATION AND SUBSIDIARIES

                                                  Consolidated Statements of Income
                                                                            Quarter Ended                     Six Months Ended
                                                                               June 30,                            June 30,
                                                                      ---------------------------      ----------------------------

                                                                        1997             1996             1997              1996
-----------------------------------------------------------------------------------------------------------------------------------

                                                                              (dollars in thousands, except per share data)
Operating revenues
      Earned premiums                                                 $84,132          $ 71,393        $ 165,803         $ 148,190
      Net investment income                                            16,797            11,853           33,503            24,137
      Net realized gains (losses) from investment sales                   418              (467)            (160)            2,507
      Other                                                               353               893            1,027             1,828
-----------------------------------------------------------------------------------------------------------------------------------

          Total operating revenues                                    101,700            83,672          200,173           176,662
-----------------------------------------------------------------------------------------------------------------------------------


Operating expenses
      Losses and loss adjustment expenses                              54,506            46,327          107,156           100,879
      Underwriting, acquisition and insurance expenses                 28,912            24,089           57,226            48,819
      Other                                                               --                458              --                908
      Amortization of intangible assets                                   596               660            1,193             1,335
-----------------------------------------------------------------------------------------------------------------------------------

          Total operating expenses                                     84,014            71,534          165,575           151,941
-----------------------------------------------------------------------------------------------------------------------------------


      Operating income                                                 17,686            12,138           34,598            24,721
Interest expense                                                        5,210             2,021           10,244             4,050
-----------------------------------------------------------------------------------------------------------------------------------

      Income before income taxes                                       12,476            10,117           24,354            20,671

Income taxes (benefit)                                                  2,754           (15,973)           5,842           (13,229)
-----------------------------------------------------------------------------------------------------------------------------------

      Net income                                                      $ 9,722          $ 26,090         $ 18,512          $ 33,900
-----------------------------------------------------------------------------------------------------------------------------------


Earnings per share
      Primary                                                       $    1.72         $    4.61       $     3.28       $      5.99
-----------------------------------------------------------------------------------------------------------------------------------

      Fully diluted                                                 $    1.72         $    4.60       $     3.27       $      5.98
===================================================================================================================================


See accompanying notes to consolidated financial statements.







                                                 MARKEL CORPORATION AND SUBSIDIARIES

                                                Consolidated Statements of Cash Flows
                                                                                                            Six Months Ended
                                                                                                                 June 30,
                                                                                                    -------------------------------


                                                                                                          1997             1996
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                      (dollars in thousands)
Operating activities
      Net Income                                                                                     $    18,512          $ 33,900
      Adjustments to reconcile net income to net cash provided by operating activities                     8,022             1,051
-----------------------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                                                 26,534            34,951
-----------------------------------------------------------------------------------------------------------------------------------


Investing Activities
      Proceeds from sales of fixed maturities and equity securities                                      311,108           209,900
      Proceeds from maturities of fixed maturities                                                        28,519            38,670
      Cost of fixed maturities and equity securities purchased                                          (448,045)         (288,856)
      Net change in short-term investments                                                               (59,439)           16,400
      Net proceeds from sale of building                                                                   6,500               --
      Other                                                                                               (1,813)           (2,026)
-----------------------------------------------------------------------------------------------------------------------------------

Net cash used by investing activities                                                                   (163,170)          (25,912)
-----------------------------------------------------------------------------------------------------------------------------------


Financing Activities
      Net proceeds from issuance of company obligated mandatorily redeemable
             preferred securities                                                                        148,166               --
      Repayments and repurchases of long-term debt                                                       (21,577)           (7,050)
      Other                                                                                                  176                73
-----------------------------------------------------------------------------------------------------------------------------------

Net cash provided (used) by financing activities                                                         126,765            (6,977)
-----------------------------------------------------------------------------------------------------------------------------------

      Increase (decrease) in cash and cash equivalents                                                    (9,871)            2,062
      Cash and cash equivalents at beginning of period                                                    11,054            18,315
-----------------------------------------------------------------------------------------------------------------------------------

      Cash and cash equivalents at end of period                                                   $       1,183        $   20,377
===================================================================================================================================

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--June 30, 1997

1. Principles of Consolidation

The consolidated balance sheet as of June 30, 1997, the related consolidated statements of income for the quarters and six months ended June 30, 1997 and 1996, and the consolidated statements of cash flows for the six months ended June 30, 1997 and 1996, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results of operations for the full year.

The consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's annual consolidated financial statements and notes.



2. Earnings per share

Earnings per share was determined by dividing net income, as adjusted below, by the applicable shares outstanding (in thousands):

                                                                          Quarter Ended                      Six Months Ended
                                                                             June 30,                            June 30,
                                                                      -------------------------         ---------------------------
                                                                       1997             1996              1997              1996
-----------------------------------------------------------------------------------------------------------------------------------
Net income, as reported                                               $ 9,722        $   26,090         $18,512             33,900
     Dividends on redeemable preferred stock                               (4)               (4)              (8)               (8)
-----------------------------------------------------------------------------------------------------------------------------------

Primary and fully diluted income                                      $ 9,718          $ 26,086         $18,504           $ 33,892
===================================================================================================================================


Average common shares outstanding                                       5,485             5,428            5,475             5,426
     Shares applicable to common stock equivalents                        174               233              171               231
-----------------------------------------------------------------------------------------------------------------------------------

Average primary shares outstanding                                      5,659             5,661            5,646             5,657

Additional dilution attributable to common
     stock equivalents                                                      5                 8                8                10
-----------------------------------------------------------------------------------------------------------------------------------

Average fully diluted shares outstanding                                5,664             5,669            5,654             5,667
===================================================================================================================================


In February 1997,  the FASB issued  Statement of Financial  Accounting  Standard
(SFAS) No. 128, Earnings per Share. The statement establishes new standards for computing and presenting earnings per share (EPS). It replaces the presentation of primary EPS with basic EPS and the presentation of fully diluted EPS with diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock and then shared in the earnings of the entity. The Company will be required to adopt SFAS No. 128 during the fourth quarter and for year ending December 31, 1997. Under the new standard, basic EPS would have been 1.77 and 3.38 and diluted EPS would have been 1.72 and 3.28 for the second quarter and the six months ended June 30, 1997, respectively.

3. Reinsurance

The table below summarizes the effect of reinsurance on premiums written and earned (dollars in thousands):

                                                                                      Quarter Ended June 30,
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                1997                               1996
-----------------------------------------------------------------------------------------------------------------------------------
                                                                     Written            Earned          Written            Earned
Direct                                                              $ 107,969         $ 106,245        $ 106,037          $ 91,381
Assumed                                                                 2,063             1,541            1,583             2,402
Ceded                                                                 (24,230)          (23,654)         (25,809)          (22,390)
-----------------------------------------------------------------------------------------------------------------------------------

     Net premiums                                                   $  85,802         $  84,132         $ 81,811          $ 71,393
===================================================================================================================================





                                                                                       Six Months Ended June 30,
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                1997                               1996
-----------------------------------------------------------------------------------------------------------------------------------

                                                                     Written            Earned          Written            Earned
Direct                                                              $ 204,577         $ 213,058        $ 198,154         $ 187,162
Assumed                                                                 3,207             3,260            3,642             6,578
Ceded                                                                 (46,009)          (50,515)         (47,071)          (45,550)
-----------------------------------------------------------------------------------------------------------------------------------

     Net premiums                                                  $ 161,775          $ 165,803        $ 154,725         $ 148,190
===================================================================================================================================



Incurred losses and loss adjustment expenses are net of reinsurance recoveries of $23.2 million and $11.1 million for the quarters ended June 30, 1997 and 1996, respectively, and $41.3 million and $23.7 million for the six months ended June 30, 1997 and 1996, respectively.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Quarter and Six Months ended June 30, 1997 compared to Quarter and Six Months ended June 30, 1996

The Company underwrites specialty insurance products and programs to niche markets. Significant areas of underwriting include excess and surplus lines, professional and products liability, specialty programs, specialty personal and commercial lines, and brokered excess and surplus lines. Property/casualty insurance for nonstandard and hard-to-place risks is underwritten on an excess and surplus lines basis. Professional liability coverage is offered to physicians and health professionals, insurance companies, directors and officers, attorneys and architects and engineers. Special risk programs provide products liability insurance for manufacturers and distributors and tailored coverages for other unique exposures. Specialty program insurance includes coverage for camps, youth and recreation, child care, health and fitness and agribusiness organizations, as well as accident and health insurance for colleges. The Company also underwrites personal and commercial property and liability coverages for watercraft, motorcycles, automobiles, mobile homes, dwellings and commercial freight companies. The brokered excess and surplus lines unit writes hard-to-place, large general liability and products liability accounts.

Following is a comparison of gross premium volume by significant underwriting area:

                                                        Gross Premium Volume


                   Quarter Ended June 30,                                                                Six Months Ended June 30,
-----------------------------------------------------------------------------------------------------------------------------------

                  1997              1996               (amounts in thousands)                              1997            1996
-----------------------------------------------------------------------------------------------------------------------------------
                 $ 33,385         $ 29,890       Excess & Surplus Lines                                 $ 61,960          $ 58,935
                   28,964           32,116       Professional/Products Liability                          59,613            63,311
                   20,108           24,916       Specialty Program Insurance                              38,652            45,662
                   15,573           20,528       Specialty Personal and Commercial Lines                  23,767            34,090
                   11,742               --       Brokered Excess and Surplus Lines                        22,853               --
                      968            3,488       Other                                                     2,032             6,285
-----------------------------------------------------------------------------------------------------------------------------------

                 $110,740         $110,938       Total                                                  $208,877          $208,283
===================================================================================================================================

Gross premium volume was $110.7 million for the second quarter and $208.9 million for the six month period in 1997 compared to $110.9 million and $208.3 million, respectively, for the same periods last year. Aggressive competition in many of the Company's markets contributed to decreased premium volume which was offset by the acquisition of Investors Insurance Holding Corp. (Investors).

Excess and surplus lines second quarter gross premium volume was $33.4 million, an increase of 12%, compared to $29.9 million in 1996. For the six month period, excess and surplus lines gross premium volume rose 5% to $62.0 from $58.9 million in 1996. Increased production in the property and excess and umbrella programs was responsible for the growth in both periods.

Premiums from professional/products liability insurance were $29.0 million for the second quarter and $59.6 million for the six month period compared to $32.1 million and $63.3 million, respectively, for the same periods last year. Growth in the employment practices line was more than offset by lower production from other lines, including directors and officers liability, medical malpractice and the specified medical programs.

Gross premiums from specialty program insurance were $20.1 million for the second quarter and $38.7 million for the six month period compared to $24.9 million and $45.7 million for the quarter and six month period of 1996. Increased competition in the youth and recreation program and re-underwriting portions of the agribusiness program contributed to the decrease. In addition, in 1997, the division began directly placing all of its workers' compensation business with another insurance carrier.

Specialty personal and commercial lines premiums declined to $15.6 million for the second quarter and $23.8 million for the six month period from $20.5 million and $34.1 million, respectively, during the same periods in 1996. The decrease was primarily due to discontinuance of two auto insurance programs.

Premiums from Brokered Excess and Surplus Lines totaled $11.7 million in the second quarter and $22.9 million for the first six months of 1997. This new underwriting unit is the result of the purchase of Investors on October 31, 1996.

Other gross premiums totaled $1.0 million for the second quarter and $2.0 million for the six month period compared to $3.5 million and $6.3 million for the quarter and six month periods in 1996. Other gross premium volume included facultative reinsurance placed by the Professional/Products Liability unit and run-off business related to Lincoln Insurance Company.

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

The Company enters into reinsurance agreements in order to reduce its liability on individual risks and enable it to underwrite policies with higher limits. The Company's net retention of gross premium volume increased to 78% in the second quarter of 1997 and 77% for the six month period compared to 74% for both periods in 1996. The increases for both periods reflect higher retentions in the specialty personal and commercial lines division.

Following is a comparison of earned premiums by significant underwriting area:

                                                          Earned Premiums
                    Quarter Ended June 30,                                                             Six Months Ended June 30,
-----------------------------------------------------------------------------------------------------------------------------------

                  1997              1996             (amounts in thousands)                                1997            1996
-----------------------------------------------------------------------------------------------------------------------------------
                 $ 20,924         $ 17,075       Excess & Surplus Lines                                 $ 40,906          $ 35,214
                   26,047           26,455       Professional/Products Liability                          51,631            58,014
                   16,886           15,663       Specialty Program Insurance                              34,101            32,099
                   13,117           11,581       Specialty Personal and Commercial Lines                  24,947            20,300
                    7,203               --       Brokered Excess and Surplus Lines                        14,239                --
                      (45)             619       Other                                                       (21)            2,563
-----------------------------------------------------------------------------------------------------------------------------------

                 $ 84,132         $ 71,393       Total                                                  $165,803          $148,190
===================================================================================================================================


Total operating revenues for the second quarter rose 22% to $101.7 million from $83.7 million in the prior year. For the six month period, operating revenues rose 13% to $200.2 million from $176.7 million a year ago.

 Earned premiums advanced 18% to $84.1 million for the quarter and 12% to $165.8 million for the six month period compared to $71.3 million for the second quarter and $148.2 million for the six month period of 1996. The growth resulted from increased retentions in the Company's core products and the acquisition of Investors in the Fall of 1996.

Second quarter net investment income increased 42% to $16.8 million from $11.9 million a year ago. For the six month period, net investment income increased 39% to $33.5 million from $24.1 million in 1996. The increase reflected the impact of significant growth in the Company's investment portfolio due to the acquisition of Investors, the issuance of $150 million of Capital Securities in January 1997 and operating cash flows.

In the second quarter, the Company realized $0.4 million of investment gains compared to $0.5 million of losses in 1996. For the six month period, realized investment losses were $0.2 million compared to $2.5 million of gains for the same period last year. Variability in the timing of realized investment gains or losses is to be expected and often results from interest rate volatility which affects the market values of fixed maturities and equity investments.

Total operating expenses for the second quarter were $84.0 million, an increase of 17%, compared to $71.5 million in 1996. Total operating expenses for the six month period were $165.6 million, an increase of 9%, compared to $151.9 million a year ago. The increases for both periods resulted primarily from higher variable expenses associated with higher earned premiums.

Following is a comparison of selected data from the Company's operations (in thousands):

                  Quarter Ended June 30,                                                                Six Months Ended June 30,
-----------------------------------------------------------------------------------------------------------------------------------

                  1997              1996                   (amounts in thousands)                         1997             1996
-----------------------------------------------------------------------------------------------------------------------------------
                 $110,740        $ 110,938       Gross premium volume                                   $208,877          $208,283
                 $ 85,802        $  81,811       Net premiums written                                   $161,775          $154,725
                      78%              74%       Net Retention                                               77%               74%
                 $ 84,132        $  71,393       Earned premiums                                        $165,803          $148,190
                 $ 54,506        $  46,327       Losses and loss adjustment expenses                    $107,156          $100,879
                                                 Underwriting acquisition and
                 $ 28,912        $  24,089              insurance expenses                              $ 57,226          $ 48,819

                                                 GAAP ratios
                      65%              65%            Loss ratio                                             65%               68%
                      34%              34%            Expense ratio                                          34%               33%
----------------------------------------------------------------------------------------------------------------------------------

                      99%              99%            Combined ratio                                         99%              101%
===================================================================================================================================



Underwriting performance is measured by the combined ratio of losses and expenses to earned premiums. For the quarter, the combined ratio was flat at 99% compared to 1996. The combined ratio was 99% for the six month period compared to 101% in 1996. The quarterly loss ratio was flat at 65% when compared to 1996, while the six month loss ratio decreased to 65% from 68% a year ago. The six month 1997 loss ratio compares favorably to 1996 due to winter storm losses and underwriting losses in the professional liability book of business in 1996. The expense ratio for the second quarter was flat at 34% compared to 1996. The expense ratio for the six month period was 34% compared to 33% in 1996. The increase was due to higher acquisition and overhead expenses which were partially offset by the recognition of contingent profit commissions.

In evaluating its operating performance, the Company focuses on core underwriting and investing results before consideration of realized gains or losses from the sales of investments, expenses related to the amortization of intangible assets and any nonrecurring items. Management believes this is a better indicator of the Company's operating performance because it reduces the variability in results associated with realized investment gains or losses and eliminates the impact of accounting transactions which do not reflect current operating costs. For the second quarter of 1997, income from core underwriting and investing operations advanced 17% to $9.9 million, or $1.75 per primary share, from $8.5 million, or $1.50 per primary share, in 1996. The increase was due to higher net investment income from the larger investment portfolio supported by underwriting profits. For the six month period, income from core operations grew 32% to $19.5 million, or $3.46 per primary share, from $14.9 million, or $2.63 per primary share, last year. The six month period benefited from higher net investment income and a 1% underwriting profit compared to a 1% underwriting loss for the same period last year.

The Company's effective tax rate for the second quarter of 1997 was 22% compared to (158%) in 1996. For the six month period, the tax rate was 24% compared to (64%) last year. In the second quarter of 1996, the Company recognized a nonrecurring benefit of $18.4 million related to the realization of tax benefits attributable to certain differences between financial reporting and tax bases of assets acquired in a prior period. This benefit was recognized when management determined that estimated tax liabilities were less than amounts previously accrued.

Second quarter 1997 net income was $9.7 million compared to $26.1 million in 1996. For the six month period net income was $18.5 million compared to $33.9 million last year. The 1997 decrease was due to the nonrecurring tax benefit recognized in the second quarter of 1996, offset by higher net investment income and continued underwriting profits.

Financial Condition as of June 30, 1997

The Company's insurance operations collect premiums and pay current claims, reinsurance commissions and operating expenses. Premiums collected and positive cash flows from the insurance operations are invested primarily in short-term investments and long-term bonds. The Company's short-term investments provide liquidity for projected claims, reinsurance costs and operating expenses.

For the six month period ended June 30, 1997, the Company reported net cash provided by operating activities of $26.5 million, compared to net cash provided by operating activities of $35.0 million for the same period in 1996. The decrease was due to various large claims payments and slowed growth in gross premium volume in the first quarter of 1997.

For the six month period ended June 30, 1997, the Company reported net cash used by investing activities of $163.2 million compared to $25.9 million in 1996. The difference was primarily due to the Company's investment of the $150 million Capital Securities offering proceeds.

At June 30, 1997 the Company's fixed maturity and equity investments comprised approximately 74% and 18% of total investments, respectively. The Company expects variability in its realized and unrealized investment gains due to interest rate volatility as well as other economic conditions.

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

As of June 30, 1997 the unused balances available under the Company's revolving credit facility totaled $150 million compared to $135 million at December 31, 1996.

Shareholders' equity at June 30, 1997 was $309.2 million compared to $268.3 million at December 31, 1996. Book value per share rose to $56.33 at June 30, 1997 from $49.16 at December 31, 1996.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

The Corporation's Annual Meeting was held on May 13, 1997, in Richmond, Virginia. At the Annual Meeting, shareholders elected directors for the ensuing year and ratified the selection by the Board of Directors of KPMG Peat Marwick LLP as the Company's independent auditors for the year ending December 31, 1997. The results of the meeting were as follows:

Election of Directors                      For                 Withheld
---------------------                      ---                 --------
      Alan I. Kirshner                  4,477,580               31,738
      Anthony F. Markel                 4,478,956               30,362
      Steven A. Markel                  4,478,956               30,362
      Darrell D. Martin                 4,477,580               31,738
      Leslie A. Grandis                 4,478,716               30,602
      Stewart M. Kasen                  4,477,395               31,923
      Gary L. Markel                    4,478,956               30,362
      V. Prem Watsa                     4,473,031               36,287



Ratification of Selection of Auditors:

                                                   Abstentions and Brokers
               For                 Against                Non-Votes
               ---                 -------                ---------

             4,502,249              5,137                   1,932




Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

The Exhibits to this Report are listed in the Exhibit Index.

(b) No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of July, 1997.



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



                                  By    Steven A. Markel
                                     --------------------------------------

                                        Steven A. Markel
                                        Vice Chairman



                                  By    Darrell D. Martin
                                     --------------------------------------

                                        Darrell D. Martin
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)

                                  Exhibit Index

Number          Description

     27         Financial Data Schedule *


* Filed electronically with the Commission's operational EDGAR system