Form 10-Q
period 1997-09-30
MARKEL CORP
filed 1997-10-28
CIK 803509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly  report   pursuant   to   section  13 or 15(d)  of the  Securities
Exchange Act of 1934 for the quarterly period ended September 30, 1997

or

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

Yes [ X ]   No [   ]

Number of shares of the registrant's common stock outstanding at October 27, 1997: 5,496,106

                               Markel Corporation
                                    Form 10-Q

                                      Index


                                                                     Page Number
PART I. FINANCIAL INFORMATION:

         Item 1. Financial Statements

             Consolidated Balance Sheets--
              September 30, 1997 and December 31, 1996                      3

             Consolidated Statements of Income--
              Quarters and Nine Months Ended September 30, 1997 and 1996    4

             Consolidated Statements of Cash Flows--
              Nine Months Ended September 30, 1997 and 1996                 5

             Notes to Consolidated Financial Statements--
              September 30, 1997                                            6

         Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     8

PART II. OTHER INFORMATION:

                  Item 6. Exhibits and Reports on Form 8-K                 12

 PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                                 MARKEL CORPORATION AND SUBSIDIARIES

                                                     Consolidated Balance Sheets
                                                                                                       September 30,    December 31,
                                                                                                       -----------------------------

                                                                                                           1997             1996
                                                                                                        -----------     ------------

                                                                                                           (dollars in thousands)
ASSETS
     Investments, available-for-sale, at estimated fair value
     Fixed maturities (cost of $1,007,531 in 1997 and $879,401 in 1996)                                 $ 1,025,063     $  885,874
                                                                                                        -----------     ----------
     Equity securities (cost of $146,837 in 1997 and $132,558 in 1996)                                      256,520        193,395
     Short-term investments (estimated fair value approximates cost)                                        107,518         51,507
                                                                                                        -----------     ----------

          Total investments, available-for-sale                                                           1,389,101      1,130,776
                                                                                                        -----------     ----------


Cash and cash equivalents                                                                                       886         11,054
Receivables                                                                                                  67,903         58,336
Reinsurance recoverable on unpaid losses                                                                    214,808        210,518
Reinsurance recoverable on paid losses                                                                       15,652         11,631
Deferred policy acquisition costs                                                                            37,427         37,979
Prepaid reinsurance premiums                                                                                 40,390         44,881
Property and equipment                                                                                        9,295         15,434
Intangible assets                                                                                            37,542         39,297
Other assets                                                                                                 30,690         45,391
                                                                                                        -----------     ----------


    Total assets                                                                                        $ 1,843,694     $1,605,297
                                                                                                        ===========     ==========



LIABILITIES AND SHAREHOLDERS' EQUITY

Unpaid losses and loss adjustment expenses                                                             $    963,985      $ 935,582
Unearned premiums                                                                                           196,218        200,852
Payables to insurance companies                                                                              30,936         23,870
Long-term debt (estimated fair value of $95,497 in 1997 and $115,191 in 1996)                                93,153        114,691
Other liabilities                                                                                            67,378         61,967
Company-Obligated Mandatorily Redeemable Preferred Capital Securities of the Subsidiary
     Trust Holding Solely Junior Subordinated Deferrable Interest Debentures
     of Markel Corporation                                                                                  150,000             --
                                                                                                        -----------     ----------

         Total liabilities                                                                                1,501,670      1,336,962
                                                                                                        -----------     ----------


Shareholders' equity
     Common stock                                                                                            24,606         24,347
     Retained earnings                                                                                      234,729        200,237
     Net unrealized gains on fixed maturities and equity securities, net of taxes                            82,689         43,751
                                                                                                        -----------     ----------

         Total shareholders' equity                                                                         342,024        268,335
                                                                                                        -----------     ----------


         Total liabilities and shareholders' equity                                                     $ 1,843,694    $ 1,605,297
                                                                                                        ===========    ===========



See accompanying notes to consolidated financial statements.










                                                 MARKEL CORPORATION AND SUBSIDIARIES

                                                  Consolidated Statements of Income
                                                                           Quarter Ended                   Nine Months Ended
                                                                            September 30,                     September 30,
                                                                      -------------------------        ---------------------------
                                                                        1997             1996             1997              1996
                                                                      -------          --------        ---------         ---------

                                                                               (dollars in thousands, except per share data)
Operating revenues
      Earned premiums                                                 $84,650          $ 76,861        $ 250,453         $ 225,051
      Net investment income                                            17,441            12,363           50,944            36,500
      Net realized gains from investment sales                          8,277               449            8,117             2,956
      Other                                                               244               694            1,271             2,522
                                                                      -------          --------        ---------         ---------

          Total operating revenues                                    110,612            90,367          310,785           267,029
                                                                      -------          --------        ---------         ---------


Operating expenses
      Losses and loss adjustment expenses                              54,313            50,592          161,469           151,471
      Underwriting, acquisition and insurance expenses                 29,714            25,773           86,940            74,592
      Other                                                               --                284              --              1,192
      Amortization of intangible assets                                   562               660            1,755             1,995
                                                                      -------          --------        ---------         ---------

          Total operating expenses                                     84,589            77,309          250,164           229,250
                                                                      -------          --------        ---------         ---------


      Operating income                                                 26,023            13,058           60,621            37,779
Interest expense                                                        4,984             1,914           15,228             5,964
                                                                      -------          --------        ---------         ---------

      Income before income taxes                                       21,039            11,144           45,393            31,815

Income taxes (benefit)                                                  5,051             2,675           10,893           (10,554)
                                                                      -------          --------        ---------         ---------

      Net income                                                      $15,988          $  8,469        $  34,500         $  42,369
                                                                      -------          --------        ---------         ---------


Earnings per share
      Primary                                                        $   2.82           $  1.50        $    6.10         $    7.50
                                                                      -------          --------        ---------         ---------

      Fully diluted                                                  $   2.82           $  1.50        $    6.09         $    7.50
                                                                     ========           =======        =========         =========



See accompanying notes to consolidated financial statements.







                                                 MARKEL CORPORATION AND SUBSIDIARIES

                                                Consolidated Statements of Cash Flows
                                                                                                            Nine Months Ended
                                                                                                               September 30,
                                                                                                       ---------------------------


                                                                                                          1997              1996
                                                                                                       ---------          --------

                                                                                                      (dollars in thousands)
Operating Activities
      Net Income                                                                                       $  34,500          $ 42,369
      Adjustments to reconcile net income to net cash provided by operating activities                    12,663            26,755
                                                                                                       ---------          --------

Net cash provided by operating activities                                                                 47,163            69,124
                                                                                                       ---------          --------


Investing Activities
      Proceeds from sales of fixed maturities and equity securities                                      456,412           312,186
      Proceeds from maturities of fixed maturities                                                        37,600            49,401
      Cost of fixed maturities and equity securities purchased                                          (630,509)         (420,073)
      Net change in short-term investments                                                               (56,011)           (3,475)
      Net proceeds from sale of building                                                                   6,500               --
      Other                                                                                                2,187            (3,016)
                                                                                                       ---------          --------

Net cash used by investing activities                                                                   (183,821)          (64,977)
                                                                                                       ---------          --------


Financing Activities
      Net proceeds from issuance of company-obligated mandatorily redeemable
             preferred capital securities                                                                148,137               --
      Repayments and repurchases of long-term debt                                                       (21,577)           (7,050)
      Other                                                                                                  (70)              840
                                                                                                       ---------          --------

Net cash provided (used) by financing activities                                                         126,490            (6,210)
                                                                                                       ---------          --------

      Decrease in cash and cash equivalents                                                              (10,168)           (2,063)
      Cash and cash equivalents at beginning of period                                                    11,054            18,315
                                                                                                       ---------          --------

      Cash and cash equivalents at end of period                                                       $     886          $ 16,252
                                                                                                       =========          ========


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--September 30, 1997

1. Principles of Consolidation

The consolidated balance sheet as of September 30, 1997, the related consolidated statements of income for the quarters and nine months ended September 30, 1997 and 1996, and the consolidated statements of cash flows for the nine months ended September 30, 1997 and 1996, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results of operations for the full year.

The consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's annual consolidated financial statements and notes.



2. Earnings per share

Earnings per share was determined by dividing net income, as adjusted below, by the applicable shares outstanding (in thousands):

                                                                           Quarter Ended                   Nine Months Ended
                                                                           September 30,                      September 30,
                                                                     ------------------------         --------------------------

                                                                       1997             1996              1997             1996
                                                                     --------         -------         --------          --------
Net income, as reported                                              $ 15,988         $ 8,469         $ 34,500          $ 42,369
     Dividends on redeemable preferred stock                               --              (4)              (8)              (12)
                                                                     --------         -------         --------          --------

Primary and fully diluted income                                     $ 15,988         $ 8,465         $ 34,492          $ 42,357
                                                                     ========         =======         ========          ========


Average common shares outstanding                                       5,492           5,440            5,481             5,431
     Shares applicable to common stock equivalents                        177             211              169               208
                                                                     --------         -------         --------          --------

Average primary shares outstanding                                      5,669           5,651            5,650             5,639

Additional dilution attributable to common
     stock equivalents                                                      4              --               12                --
                                                                     --------         -------         --------          --------

Average fully diluted shares outstanding                                5,673           5,651            5,662             5,639
                                                                     ========         =======         ========          ========

In February 1997,  the FASB issued  Statement of Financial  Accounting  Standard
(SFAS) No. 128, Earnings per Share. The statement establishes new standards for computing and presenting earnings per share (EPS). It replaces the presentation of primary EPS with basic EPS and the presentation of fully diluted EPS with diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock and then shared in the earnings of the entity. The Company will be required to adopt SFAS No. 128 during the fourth quarter and for the year ending December 31, 1997. Under the new standard, basic and diluted EPS would have been $2.91 and $2.82 for the third quarter of 1997. For the nine months ended September 30, 1997, basic and diluted EPS would have been $6.29 and $6.09, respectively.

3. Reinsurance

The table below summarizes the effect of reinsurance on premiums written and earned (dollars in thousands):

                                                    Quarter Ended September 30,
                                  --------------------------------------------------------------
                                             1997                               1996
                                  ----------------------------       ---------------------------
                                   Written            Earned          Written            Earned
Direct                            $ 109,575         $ 106,394        $ 106,445          $ 99,370
Assumed                               1,498             1,641            4,216             4,653
Ceded                               (22,545)          (23,385)         (25,788)          (27,162)
                                  ---------         ---------        ---------          --------
     Net premiums                 $  88,528         $  84,650        $  84,873          $ 76,861
                                  =========         =========        =========          ========



                                                   Nine Months Ended September 30,
                                  --------------------------------------------------------------
                                             1997                               1996
                                  ----------------------------       ---------------------------
                                   Written            Earned          Written            Earned
Direct                            $ 314,152         $ 319,452        $ 304,599         $ 286,532
Assumed                               4,705             4,901            7,858            11,230
Ceded                               (68,554)          (73,900)         (72,859)          (72,711)
                                  ---------         ---------        ---------          --------

     Net premiums                $ 250,303          $ 250,453        $ 239,598         $ 225,051
                                  =========         =========        =========          ========


Incurred losses and loss adjustment expenses are net of reinsurance recoveries of $10.9 million and $9.6 million for the quarters ended September 30, 1997 and 1996, respectively, and $52.2 million and $33.33 million for the nine months ended September 30, 1997 and 1996, respectively.

4.  Company Obligated Mandatorily Redeemable Preferred Securities
    (Capital Securities)

On January 8, 1997 the Company arranged the sale of $150 million of 8.71% Capital Securities issued under an Amended and Restated Declaration of Trust dated January 13, 1997 (The Declaration) by Markel Capital Trust I (the Trust), a statutory business trust sponsored and wholly-owned by Markel Corporation. Proceeds from the sale of the Capital Securities were used to purchase
$154,640,000 aggregate principal amount of the Company's 8.71% Junior Subordinated Deferable Interest Debentures (the Debentures) due January 1, 2046, issued to the Trust under an indenture dated January 13, 1997 (the Indenture). The Debentures are the sole assets of the Trust. The Company has the right to defer interest payments on the Debentures for up to five years. The Capital Securities and related Debentures are redeemable by the Company on or after January 1, 2007. Taken together, the Company's obligations under the Debentures, the Indenture, the Declaration and a guarantee made by the Company provide, in the aggregate, a full, irrevocable and unconditional guarantee of payments of distributions and other amounts due on the Capital Securities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Quarter and Nine Months ended September 30, 1997 compared to Quarter and Nine Months ended September 30, 1996

The Company underwrites specialty insurance products and programs for niche markets. Significant areas of underwriting include excess and surplus lines, professional and products liability, specialty programs, specialty personal and commercial lines, and brokered excess and surplus lines. Property/casualty insurance for nonstandard and hard-to-place risks is underwritten on an excess and surplus lines basis. Professional liability coverage is offered to physicians and health professionals, insurance companies, directors and officers, attorneys and architects and engineers. Special risk programs provide products liability insurance for manufacturers and distributors and tailored coverages for other unique exposures. Specialty program insurance includes coverage for camps, youth and recreation, child care, health and fitness and agribusiness organizations, as well as accident and health insurance for colleges. The Company also underwrites personal and commercial property and liability coverages for watercraft, motorcycles, automobiles, mobile homes, dwellings and commercial freight companies. The brokered excess and surplus lines unit writes hard-to-place, large general liability and products liability accounts.

Following is a comparison of gross premium volume by significant underwriting area:

                                           Gross Premium Volume
    Quarter Ended September 30,                                                   Nine Months Ended September 30,
    ---------------------------                                                   -------------------------------
     1997              1996               (amounts in thousands)                       1997              1996
    --------         --------                                                        --------          --------
    $ 31,757         $ 30,788       Excess and Surplus Lines                         $ 93,717          $ 89,723
      27,265           28,648       Professional/Products Liability                    86,878            91,959
      28,708           29,135       Specialty Program Insurance                        67,360            74,797
      13,443           18,879       Specialty Personal and Commercial Lines            37,210            52,969
      10,611               --       Brokered Excess and Surplus                        33,464                --
         621            2,048       Other                                               2,653             8,333
    --------         --------                                                        --------          --------
    $112,405         $109,498       Total                                            $321,282          $317,781
    ========         ========                                                        ========          ========

Gross premium volume was $112.4 million for the third quarter and $321.3 million for the nine month period in 1997 compared to $109.5 million and $317.8 million, respectively, for the same periods last year. Aggressive competition in many of the Company's markets contributed to decreased premium volume which was offset by the acquisition of Investors Insurance Holding Corp. (Investors).

Excess and surplus lines third quarter gross premium volume was $31.8 million compared to $30.8 million in 1996. For the nine month period, excess and surplus lines gross premium volume rose to $93.7 million from $89.7 million in 1996. Growth in the inland marine, property and excess and umbrella programs was partially offset by decreases in the special property program due to increased competition.

Premiums from professional/products liability insurance were $27.3 million for the third quarter and $86.9 million for the nine month period compared to $28.6 million and $92.0 million, respectively, for the same periods last year. Growth in the employment practices program was more than offset by lower production from other lines, including directors and officers liability, financial institutions, medical malpractice and the specified medical programs.

Gross premiums from specialty program insurance were $28.7 million for the third quarter and $67.4 million for the nine month period compared to $29.1 million and $74.8 million for the quarter and nine month period of 1996. Increased competition in the youth and recreation division and health and fitness unit and re-underwriting portions of the agribusiness program contributed to the decrease. In addition, in 1997, the division began directly placing all of its workers' compensation business with another insurance carrier.

Specialty personal and commercial lines premiums declined to $13.4 million for the third quarter and $37.2 million for the nine month period from $18.9 million and $53.0 million, respectively, during the same periods in 1996. The decrease was primarily due to discontinuance of two auto insurance programs.

Premiums from Brokered Excess and Surplus Lines totaled $10.6 million in the third quarter and $33.5 million for the nine month period of 1997. This new underwriting unit is the result of the purchase of Investors on October 31, 1996.

Other gross premiums totaled $0.6 million for the third quarter and $2.7 million for the nine month period compared to $2.0 million and $8.3 million for the quarter and nine month periods in 1996. In 1997 other gross premium volume primarily consisted of facultative reinsurance placed by the Professional/Products Liability unit. In 1996 other gross premium volume also included runoff business related to Lincoln Insurance Company, and the Company's wholesale brokerage unit.

Currently many of the Company's products are being adversely affected by increased competition and lower rates in the property and casualty market. The Company does not intend to relax underwriting standards in order to sustain premium volume. Further, the volume of premiums written may vary significantly with the Company's decision to alter its product concentration to maintain or improve underwriting profitability.

The Company enters into reinsurance agreements in order to reduce its liability on individual risks and enable it to underwrite policies with higher limits. The Company's net retention of gross premium volume increased to 79% in the third quarter of 1997 and 78% for the nine month period compared to 78% and 75%, respectively, for both periods in 1996. The increases for both periods reflect higher retentions in the specialty personal and commercial lines division.

Following is a comparison of earned premiums by significant underwriting area:

                                       Earned Premiums

    Quarter Ended September 30,                                                   Nine Months Ended September 30,
    ---------------------------                                                   -------------------------------
      1997             1996          (amounts in thousands)                            1997              1996
    --------         --------                                                        --------          --------
    $ 21,695         $ 20,025       Excess and Surplus Lines                         $ 62,601          $ 55,239
      25,871           26,149       Professional/Products Liability                    77,502            84,163
      16,967           18,322       Specialty Program Insurance                        51,068            50,421
      12,228           12,432       Specialty Personal and Commercial Lines            37,175            32,732
       7,882               --       Brokered Excess and Surplus Lines                  22,121                --
           7              (67)      Other                                                 (14)            2,496
    --------         --------                                                        --------          --------
    $ 84,650         $ 76,861       Total                                            $250,453          $225,051
    ========         ========                                                        ========          ========

Total operating revenues for the third quarter rose 22% to $110.6 million from $90.4 million in the prior year. For the nine month period, operating revenues rose 16% to $310.8 million from $267.0 million a year ago.

Earned premiums advanced 10% to $84.7 million for the quarter and 11% to $250.5 million for the nine month period compared to $76.9 million for the third quarter and $225.1 million for the nine month period of 1996. The growth resulted from increased retentions in the Company's core products and the acquisition of Investors in the Fall of 1996.

Third quarter net investment income increased 41% to $17.4 million from $12.4 million a year ago. For the nine month period, net investment income increased 40% to $50.9 million from $36.5 million in 1996. The increase reflected the impact of significant growth in the Company's investment portfolio due to the acquisition of Investors, the issuance of $150 million of Capital Securities in January 1997 and operating cash flows.

In the third quarter, the Company realized $8.3 million of investment gains compared to $0.4 million in 1996. For the nine month period, realized investment gains were $8.1 million compared to $3.0 million for the same period last year. Variability in the timing of realized investment gains or losses is to be expected and often results from interest rate volatility which affects the market values of fixed maturities and equity investments.

Total operating expenses for the third quarter were $84.6 million, an increase of 9%, compared to $77.3 million in 1996. Total operating expenses for the nine month period were $250.2 million, an increase of 9%, compared to $229.3 million a year ago. The increases for both periods resulted primarily from higher variable expenses associated with higher earned premiums.


Following is a comparison of selected data from the Company's operations (in thousands):

    Quarter Ended September 30,                                                   Nine Months Ended September 30,
    ---------------------------                                                   -------------------------------
      1997             1996            (amounts in thousands)                          1997              1996
    --------         --------                                                        --------          --------
    $112,405         $109,498       Gross premium volume                             $321,282          $317,781
    $ 88,528        $  84,873       Net premiums written                             $250,303          $239,598
          79%              78%      Net Retention                                          78%               75%
    $ 84,650        $  76,861       Earned premiums                                  $250,453          $225,051
    $ 54,313        $  50,592       Losses and loss adjustment expenses              $161,469          $151,471
                                    Underwriting acquisition and
    $ 29,714        $  25,773         insurance expenses                             $ 86,940          $ 74,592

                                    GAAP ratios
          64%              66%        Loss ratio                                           64%               67%
          35%              33%        Expense ratio                                        35%               33%
    --------         --------                                                        --------          --------
          99%              99%        Combined ratio                                       99%              100%
    ========         ========                                                        ========          ========

Underwriting performance is measured by the combined ratio of losses and expenses to earned premiums. For the quarter, the combined ratio was flat at 99% compared to 1996. The combined ratio was 99% for the nine month period compared to 100% in 1996. The quarterly loss ratio decreased to 64% from 66% in 1996. The nine month loss ratio decreased to 64% from 67% a year ago. The third quarter 1996 loss ratio was adversely affected by property losses from Hurricane Fran. The nine month 1997 loss ratio compares favorably to 1996 due to winter storm and Hurricane Fran property losses and underwriting losses in the professional liability book of business in 1996. The expense ratios for the third quarter and nine month period were 35% compared to 33% in 1996. The increase in both periods was due to higher acquisition and overhead expenses which were partially offset by contingent profit commissions.

In evaluating its operating performance, the Company focuses on core underwriting and investing results before consideration of realized gains or losses from the sales of investments, expenses related to the amortization of intangible assets and any nonrecurring items. Management believes this is a better indicator of the Company's operating performance because it reduces the variability in results associated with realized investment gains or losses and eliminates the impact of accounting transactions which do not reflect current operating costs. For the third quarter of 1997, income from core underwriting and investing operations advanced 27% to $11.0 million, or $1.95 per primary share, from $8.7 million, or $1.54 per primary share, in 1996. The increase was due to higher net investment income from the larger investment portfolio supported by underwriting profits. For the nine month period, income from core operations grew 29% to $30.6 million, or $5.41 per primary share, from $23.6 million, or $4.18 per primary share, last year. The nine month period benefited from higher net investment income and an underwriting profit compared to a small underwriting loss for the same period last year.

The Company's effective tax rate for the third quarter of 1997 was flat at 24% compared to the third quarter of 1996. For the nine month period, the tax rate was 24% compared to (33%) last year. In the second quarter of 1996, the Company recognized a nonrecurring benefit of $18.4 million related to the realization of tax benefits attributable to certain differences between financial reporting and tax bases of assets acquired in a prior period. This benefit was recognized when management determined that estimated tax liabilities were less than amounts previously accrued.

Third quarter 1997 net income was $16.0 million compared to $8.5 million in 1996. For the nine month period net income was $34.5 million compared to $42.4 million last year. The quarterly increase was due to higher net investment income and realized gains and continued underwriting profits. The decrease in the nine month period of 1997 was due to the nonrecurring tax benefit recognized in the second quarter of 1996, offset by higher net investment income and continued underwriting profits.

Financial Condition as of September 30, 1997

The Company's insurance operations collect premiums and pay current claims, reinsurance commissions and operating expenses. Premiums collected and positive cash flows from the insurance operations are invested primarily in short-term investments and long-term bonds. The Company's short-term investments provide liquidity for projected claims, reinsurance costs and operating expenses.

For the nine month period ended September 30, 1997, the Company reported net cash provided by operating activities of $47.2 million, compared to net cash provided by operating activities of $69.1 million for the same period in 1996. The decrease was due to slowed growth in gross premium volume in the first nine months of 1997.

For the nine month period ended September 30, 1997, the Company reported net cash used by investing activities of $183.8 million compared to $65.0 million in 1996. The difference was primarily due to the Company's investment of the $150 million Capital Securities offering proceeds.

At September 30, 1997 the Company's fixed maturity and equity investments comprised approximately 74% and 18% of total investments, respectively. The Company expects variability in its realized and unrealized investment gains due to interest rate volatility as well as other economic conditions.

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

As of September 30, 1997 the unused balances available under the Company's revolving credit facility totaled $150 million compared to $135 million at December 31, 1996.

Shareholders' equity at September 30, 1997 was $342.0 million compared to $268.3 million at December 31, 1996. Book value per share rose to $62.23 at September 30, 1997 from $49.16 at December 31, 1996.

Other Items

During the third quarter, 258 Markel associates, representing over 30% of total associates, and two outside Directors purchased $6.3 million of Markel common stock in the 1997 edition of the Markel Employee Stock Purchase and Loan Program. The program, similar to one offered in 1995, is designed to strengthen the bond between associates and shareholders, by facilitating associates' participation, as owners, in the Company's success. It gives all Markel associates the opportunity to purchase common stock by providing loans at favorable terms. Approximately 42,900 shares were purchased in the open market and privately negotiated transactions, including transactions with senior management shareholders. The average purchase price per share was $145.91.



PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

The Exhibits to this Report are listed in the Exhibit Index.

(b) No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of October, 1997.



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