Form 10-K405
period 1997-12-31
MARKEL CORP
filed 1998-03-27
CIK 803509

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997

Commission File Number 1-13051

MARKEL CORPORATION
(Exact name of registrant as specified in its charter)

A Virginia Corporation
IRS Employer Identification No. 54-0292420

4551 Cox Road, Glen Allen, Virginia 23060-3382 (Address of principal executive offices) (Zip code)

Telephone (804) 747-0136
(Registrant's telephone number including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
Common Stock, no par value
New York Stock Exchange
(title and class and name of the exchange on which registered)

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any any amendment to this Form 10-K. [X]

The aggregate market value of the shares of the registrant's Common Stock held by non-affiliates as of January 31, 1998 was approximately $662,686,140.

The number of shares of the registrant's Common Stock outstanding at January 31, 1998: 5,497,862.

                       Documents Incorporated By Reference

The portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 19, 1998, referred to in Part III.

              Index and Cross References - Form 10-K Annual Report

Item No.                                                     Page

Part I
1.   Business                                                12-23
1a.  Executive Officers of the Registrant                       63
2.   Properties (note 5)                                     35-36
3.   Legal Proceedings (note 14)                                43
4.   Submission of Matters to a Vote of Security Holders      NONE

Part II
5.  Market for the Registrant's Common Equity and
    Related Stockholder Matters                                 62
6.  Selected Financial Data                                  24-25
7.  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                      50-61
8.  Financial Statements and Supplementary Data
    The response to this item is submitted in Item 14.
9.  Changes in and Disagreements with Accountants on
    Accounting and Financial Disclosures                      NONE

Part III
10. Directors and Executive Officers of the Registrant*
11. Executive Compensation*
12. Security Ownership of Certain Beneficial Owners and
    Management*
13. Certain Relationships and Related Transactions*

Part IV
14. Exhibits, Financial Statement Schedules, and
    Reports on Form 8-K
    a. Documents filed as part of this Form 10-K
    (1) Financial Statements
        Consolidated Balance Sheets at
        December 31, 1997 and 1996                              26

  Consolidated Statements of Income and Comprehensive
  Income for the Year Ended December 31, 1997, 1996,
  and 1995                                                      27
  Consolidated Statements of Changes in Shareholders'
  Equity for the Years Ended December 31, 1997, 1996,
  and 1995                                                      28
  Consolidated Statements of Cash Flows for the Years
  Ended December 31, 1997, 1996, and 1995                       29
  Notes to Consolidated Financial Statements for the
  Years Ended December 31, 1997, 1996, and 1995              30-47

(2) Schedules have been omitted since they either are not required or are not applicable,or the information called for is shown in the Consolidated Financial Statements.
(3) Index to Exhibits
    b. Reports on Form 8-K. No reports on Form 8-K were filed during the fourth quarter of 1997.
    c. See Index to Exhibits and Item    14a(3)
    d. See Index to Financial Statements and Item 14a(2)

*Items Number 10,11,12, and 13 will be incorporated by reference from the Registrant's 1998 Proxy Statement pursuant to instructions G(1) and G(3) of the General Instructions to Form 10-K.

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

Highlights

FINANCIAL HIGHLIGHTS
(in millions, except per share data)        1997      1996      1995
--------------------------------------------------------------------
Gross premium volume                       $  423    $  414    $  402
Net written premiums                          330       313       298
Earned premiums                               333       307       285
Net income                                     50        47        34
Comprehensive income                           92        56        75
GAAP combined ratio                            99%      100%       99%

---------------------------------------------------------------------

Total investments                          $1,408    $1,131    $  909
Total assets                                1,870     1,605     1,315
Long-term debt                                 93       115       107
8.71% Capital Securities                      150      --        --
Shareholders' equity                          357       268       213
Debt to total capital                          28%       30%       33%

---------------------------------------------------------------------

PER SHARE DATA
Common shares outstanding (in thousands)    5,474     5,458     5,422
Net income                                $  8.92   $  8.30   $  6.15
Total investments                         $257.27   $207.18   $167.57
Book value                                $ 65.18   $ 49.16   $ 39.37
Growth in book value                           33%       25%       53%

---------------------------------------------------------------------


OPERATING HIGHLIGHTS

o Underwriting profits for the sixth consecutive year and the eleventh year out of the past twelve

o    Investment portfolio increases 25% to $1.4 billion, or $257 per share

o Book value per share increases to $65.18, a 33% increase for the year and a five year compound annual growth rate of 26%

o Markel Corporation begins trading on the New York Stock Exchange under the symbol MKL

o Over 250 Markel associates and two outside directors participate in a Company-sponsored stock loan program, purchasing approximately $6.3 million of Markel stock

          Net Income          Total Investments           Book Value Per Share
        ($ in millions)          ($ in millions)             ($ per share)
           [GRAPH]                  [GRAPH]                     [GRAPH]
      1987   1992   1997       1987   1992   1997         1987   1992    1997
       7      26     50         43     434   1,408        4.66   20.24   65.18

To Our Business Partners:
         Virtually every measurement system involves the element of time. In this year's letter, we will discuss the relevance of time in measuring results and how we focus on the value of long-term thinking.
         In December new business was disappointing, but investment returns were excellent. Financial results in the fourth quarter set company records, and 1997 was an excellent year. This past summer our camp insurance business suffered more large losses than usual; however, we enjoyed good results among most of our other lines of business. Since the Northridge earthquake in January 1994, the earthquake business has been great, yet current prices have declined to levels which suggest many have forgotten what can happen. The insurance industry has experienced a cyclical softening of prices since 1987 much longer than any previous cyclical downturn. Maybe it's not a coincidence that the investment cycle has enjoyed an equally impressive run in the opposite direction. Monthly, quarterly and even annual results do not necessarily mean much if your goal is to build shareholder value over a long period of time. Yes, 1997 was a good year, but we are especially proud to report that in the past five years, we have compounded book value per share at a 26% rate, and since our initial public offering in 1986, we have compounded book value per share at a 31% rate.

1997 Results
         In spite of a very difficult property and casualty insurance market, our results in 1997 set records in just about every measure. For the sixth consecutive year and eleven of the last twelve, we reported underwriting profits with a combined ratio of 99%. Earned premiums grew only 8% to $332.9 million; however, investment income increased 34% to $68.7 million. The strong investment environment also allowed us to realize $15.8 million in investment gains. Total revenues increased 14% to $419.0 million. Net income was $50.4 million, or $8.92 per diluted share. In addition, the net unrealized appreciation of our investment portfolio increased $41.5 million, resulting in comprehensive income of $91.9 million. Also during 1997 we further strengthened an already strong balance sheet: total investments increased to $1.4 billion; provisions for loss reserves continued to be, in our opinion, very strong; we raised $150 million in 49 year trust preferred securities and increased shareholders' equity by 33% to $356.8 million, or $65.18 per share.
         For many years we have spoken of the importance of measuring growth in book value. This year the accounting profession recognized the same thing by adopting the concept of comprehensive income. This is a measure of total performance because it includes both net income and changes in unrealized gains or losses. Over the past five years, our net income amounted to $173.8 million; cumulative unrealized gains were $73.1 million; and comprehensive income was $246.9 million. The variations year to year are shown below:

Comprehensive Income
(dollars in millions)


                                                    Years Ended December 31,
                                      ----------------------------------------------------

                              1993       1994      1995       1996        1997      Total
------------------------------------------------------------------------------------------
Net income                   $23.6      $18.6     $34.5       $46.7      $50.4     $173.8
Changes in unrealized
  gains (losses)              10.3      (28.7)     40.3         9.7       41.5       73.1
------------------------------------------------------------------------------------------
Comprehensive income
  (loss)                     $33.9     $(10.1)    $74.8       $56.4      $91.9     $246.9
------------------------------------------------------------------------------------------

         These results point out two significant facts. First, unrealized gains represent an important part of the value created for shareholders. In the past five years, almost 30% of our comprehensive income came from this source. Secondly, and certainly not to be forgotten, changes in unrealized gains from year to year can be quite unpredictable. Having a long-term view is especially important when looking at investment results.

New York Stock Exchange
         In June 1997 we were listed on the New York Stock Exchange. While we were generally pleased with NASDAQ and certainly enjoyed a great deal of support from NASDAQ market making firms, it was our desire to try to reduce the spread between the bid and asked prices of our stock. We believe this has occurred and we are pleased to be a NYSE listed firm. We continue to see no valid reason to split our shares. (In fact, NYSE fees are based on number of outstanding shares, so we save money by not splitting.) However we would caution our fellow shareholders and potential new shareholders to be thoughtful when buying or selling our stock. If you see a $2 spread between the bid and asked prices, remember that it represents only a 1.3% spread on a $160 stock price. Most transactions in other securities are likely to be more expensive. Additionally, we enjoy a very loyal base of shareholders and have low share turnover. As a result, the stock price can move on very little volume so it is wise to be patient when buying or selling.


Intrinsic Value
         During 1997 our share price increased from $90 to $156, a 73% increase. As previously mentioned, our business results were the best ever, and book value grew by 33% per share. Ideally, the growth in share prices and the growth in intrinsic value should be identical. This rarely happens in the short term but should occur over long periods of time. We are hopeful that the increase in our share price in 1997 represents an alignment of our share price with the long-term growth in our intrinsic value.
         We want to share with you important information about your company so you can estimate its intrinsic value. We have no desire for our stock to trade at levels either significantly higher or lower than its intrinsic value. Unfortunately there is no exact science in determining that number. Today the stock is priced higher in relationship to many determinants of value than in previous years; however, we remain committed to building book value at a 20% annual rate, and we think the Company will continue to be an excellent investment for those with a long-term view.

Accounting Cycle
         Due to the number of estimates required in the insurance accounting cycle and management's great leeway in setting those estimates, quarterly and annual accounting periods do not reflect the complete picture of an insurance business. Only when viewed over a much longer time period can you begin to determine accurate results.
         Insurance for property along coastal areas subject to hurricanes is more at risk during hurricane season, which runs from June to November. Likewise, hurricane activity varies greatly from year to year. While 1997 was a very mild season for hurricanes, that certainly doesn't have much meaning when trying to estimate the risk for the 1998 season. The same applies to insurance for earth-quakes. The ground has been relatively still since 1994 when Northridge shook violently; yet surely another earthquake will occur. Based on the declining prices for this coverage, you would think the property and casualty insurance industry has no memory.

         Other insurance products like professional liability coverages require a long period of time for claims to be reported and paid. Long-tail insurance represents yet another problem for the annual accounting cycle. While premiums are collected today, claims are not paid for many years. At the end of each accounting cycle, estimates are made with regard to outstanding losses. These estimates are just that, estimates. They may be too high or too low but never exact. Unfortunately, many companies report lower losses than are actually occurring in order to inflate current income. This cannot go on forever; companies can underestimate reserves, but claims are settled in cash.

Loss Reserving
         We have often described our philosophy in setting conservative loss reserves. Our standard has consistently been to set reserves at a level which we believe are more likely redundant than deficient. The very nature of the insurance business is that surprises in loss occurrences will happen from time to time. Usually surprises represent bad news. Unfortunately, we are not immune to surprises. But we have been successful in avoiding a negative impact on our loss reserves from these surprises because we establish reserves to cover that unpredictable but inevitable event. We seek to allow for that by establishing a margin of safety in our reserves. This policy again proved sound in 1997 when we determined that it would be prudent to add an additional $28 million to our reserves for environmental and toxic tort claims. While our existing reserves were more than adequate to cover this development, we certainly thought our previous estimates had been sufficient, and we can say the same today. We think the specific reserves for environmental and toxic losses are adequate but if they are not, we have made provisions which give us a margin of safety.

Investments
         Our investment activities continue to be very important to our success in building shareholder value. In 1997 the stock market was unusually strong and interest rates trended down which helped us achieve exceptional investment results. The total returns from equities were 31.4% and from fixed maturity securities were 9.2%. As a result our portfolio produced a total return of 12.8%. Over the past ten years our total weighted average annual return was 10.3%.
         With the stock market trading at all time highs, we are cautious and concerned about where the market might be headed; however, we have never tried to time the market. We focus on individual securities of companies which we believe will generate good returns, and we invest in these companies at what we believe to be fair values. Fortunately, we own many good companies which are building value and we continue to invest in more which we believe will add value in the future.
         The general decline in interest rates has added to the total return in our fixed maturity securities. This is certainly a double edged sword as lower interest rates will make it more difficult to earn high rates of return on this portfolio in the future. With our fixed income portfolio, we will continue to invest in very high quality securities with fairly short durations. We will continue to take advantage of our tax position to invest in tax-exempt securities where they will add value.

Acquisitions
         Over the past several years, we have developed our business through the growth of existing businesses as well as through acquisitions. In January 1997 we raised $150 million to help fund future acquisitions, so it seems appropriate to look back at our acquisition history and evaluate our performance. (Also, an interested investor asked us to do so.)
         Our most important acquisition was the purchase of Shand Morahan and Evanston Insurance Company. We initially invested in 1987 and acquired the remaining interest in 1990. Our total investment was less than $85 million.

When we acquired the company, it was suffering from several major problems as a result of the very competitive professional liability insurance market of the early 1980s but was well on the way to solving them. Since we purchased the company, we have received more than $83 million in dividends. In 1997 the business generated over $100 million in earned premiums at a small underwriting profit and investment income on a portfolio of almost $650 million. The current equity in this business is approximately $210 million. We wish we could do many more transactions just like this.

         In 1989 we acquired a book of business from the Rhulen Agency which placed program business in an unrelated insurance company. In the years following this transaction, we transformed the agency business into a full service insurance company which now trades as Markel Insurance Company. In addition to the original acquisition, we have contributed an insurance company to this business for a total investment of approximately $57 million. No dividends have been received from this investment, although we expect to see them in the future. In 1997 the business reported earned premiums of $68 million and an improving, but still unacceptable, underwriting loss. At this point in time, we believe the difference between our reported underwriting loss and an underwriting profit is equal to the difference between the actuarial point estimates and our more conservative margin of safety. The investment portfolio generated by this business amounts to approximately $178 million. We have not yet achieved our return on investment objectives with this business; however, our total return in 1997 was approximately 15%. In spite of the less than desired return, we believe this business will be a significant contributor in the future.

         The Lincoln Insurance Company was acquired for $24 million in 1995. Our purchase anticipated merging selected business into our excess and surplus lines unit and liquidating the balance of the business. In the short time we owned the company, we received a total of $35 million in dividends and proceeds from the sale of the licenses. We continue to manage the runoff of $22 million in claims liabilities with a like amount of invested assets. In 1997 we enjoyed almost $6 million in premium volume from this acquisition. Our return on this investment was good, but unfortunately it is nonrecurring.
         Our most recent transaction was the purchase of Investors Insurance Group in late 1996. This company also had a difficult history and found itself with several problems. About a year before we acquired the company, they began their third reorganization in five years. We knew and respected the new management team and believed it could become an important part of our organization. The purchase price was $38 million. In 1997 this business generated approximately $30 million in earned premiums with a combined ratio of slightly over 100%. Invested assets are approximately $160 million. Total return on our investment in 1997 was about 18%. At year end 1997 the equity in this business amounts to $46 million. While it is probably too early to make a meaningful evaluation of this transaction, we are clearly pleased and excited about the opportunity that Investors brings to us.
         We continue to believe that future acquisitions will be an important part of our growth and development. We look at many opportunities but find few that meet our requirements. We expect an acquisition to have the ability to earn underwriting profits and contribute to our goal of building book value at a 20% annual rate. In addition over the years we have developed a strong corporate culture; one we call The Markel Style. In any acquisition, we expect the people involved to embrace and be comfortable with our corporate values.

Markel Associates
         The Markel Style is our value system. It describes how we conduct our business. Among the values we believe in are "a pursuit of excellence, honesty and fairness in all of our dealings...a respect for authority but a disdain of bureaucracy." Our organization today includes 830 associates. With such a large group, it is not easy to build a strong corporate culture; however, it has been and will con-tinue to be an important part of our success. One of the primary reasons for this success is that we have a large group with long tenure. Over 25% (227) of our associates have been with the company for ten years or more. Over forty associates have been with the company for twenty years or more.
         Another important fact is that all Markel associates own stock in the Company, and many have very significant investments. Several years ago we essentially eliminated the use of our stock option plans and instead have offered our associates stock purchase plans with subsidized interest on loans used for the purpose of purchasing Company stock. This past year over 250 associates participated in the plan and purchased over $6.3 million in stock.
         Our goal, of course, is for our associates to be and feel like owners of the Company. We believe this will promote The Markel Style, encourage everyone to work hard and enjoy what they are doing and focus on building long-term value.
         We recently lost a much loved associate, Jim Brinson. Affectionately called "the Governor," Jim began his career at Markel in 1948. Jim was always a big producer, no matter what we asked him to sell. At age 75 he asked if he could cut back his work schedule to 30 hours a week. He continued this schedule until his death at age 82. Jim exemplified The Markel Style. Associates like Jim who embrace our core values are the reason that we are successful.

Profitable Growth
         In managing our company we have consistently tried to focus on generating long-term results. We have sought to build shareholder value not just for the next quarter or year but with a view to the next ten or even twenty years. In contrast, today's fast paced world is one where almost everyone is focused on today's activities and results. Typical measures of success are often oriented to short-term results. The line from a Broadway play, "Instant gratification just isn't quick enough" typifies this short-term focus. But today's instant gratification will be long forgotten five years down the road.
         The insurance business continues to be competitive, and profitable growth is extremely difficult to achieve. Anyone can write more business if they are willing to meet unrealistic pricing demands and operate at inadequate returns, or even a loss. Those willing to optimistically estimate loss experience can even fool themselves for a short while. But in the end, these strategies do not work. Losses must be both accounted for and ultimately paid.
         While we would prefer to grow quickly, the current environment demands patience. Those who resist the temptation to write business recklessly will be rewarded. Ten years from now, we want to be able to tell you, our shareholders, of additional years of record earnings and exceptional growth in shareholder value. Underwriting profit, not growth, will continue to be our standard.
         We thank our Markel associates for their hard work, dedication and commitment to success, and we thank you for your loyal support, encouragement and confidence in our future.




Alan I. Kirshner
Chairman of the Board and Chief Executive Officer



Anthony F. Markel
President and Chief Operating Officer



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

SPECIALTY INSURANCE
-------------------------------------------------------------------------------

The specialty insurance market differs from the standard market where insurance rates and forms are highly regulated by state insurance departments, products and coverages are largely uniform with relatively predictable exposures and companies tend to compete for customers primarily on the basis of price. In contrast, the specialty market provides coverage for risks that do not fit the underwriting criteria of the standard carriers. Competition tends to focus less on price and more on availability, service and other value-based considerations. While specialty market exposures may have higher insurance risks than their standard market counterparts, Markel manages these risks to achieve higher financial returns. To reach its financial and operational goals, the Company must have extensive knowledge and expertise in the specialty areas being marketed and underwritten. Most of the Company's risks are considered on an individual basis, and restricted limits, deductibles, exclusions and surcharges are employed in order to respond to distinctive risk characteristics.

MARKETS
-------------------------------------------------------------------------------

The Company competes in two distinct areas of the specialty insurance market; the excess and surplus lines segment (E&S) and the specialty admitted segment.

The E&S market focuses on hard to place risks and risks that admitted insurers specifically refuse to write. E&S eligibility allows the Company's insurance subsidiaries to underwrite nonstandard market risks with more flexible policy forms and unregulated premium rates. This typically results in coverages that are more restrictive and more expensive than the standard admitted market. In 1996 the E&S market represented approximately $9.2 billion, or 3.3%, of the entire $280.0 billion property and casualty (P&C) industry.*

The Company is the fifth largest domestic E&S writer in the United States as measured by direct premium writings.* Three of the Company's underwriting units, Excess and Surplus Lines, Professional/Products Liability and Brokered Excess and Surplus Lines, write in the E&S market. In 1997, on a consolidated basis, the Company controlled $292.8 million of E&S business.

The Company also writes business in the specialty admitted market. Most of these risks are unique and hard to place in the standard market, but for marketing and regulatory reasons, must remain with an admitted insurance company. In 1996 the specialty admitted market represented $5.4 billion, or 1.9%, of the entire P&C industry as measured by direct premium writings.* The specialty admitted market is subject to more state regulation than the E&S market, particularly with regard to rate and form filing requirements, restrictions on the ability to exit lines of business, premium tax payments and membership in various state associations, such as state guaranty funds and assigned risk plans.

* According to the 1997 A.M. Best Company Special Report, Solvency Study of the Excess and Surplus Lines Industry.

Two of the Company's underwriting units, Specialty Program Insurance and Specialty Personal and Commercial Lines, write in the specialty admitted market. In 1997, on a consolidated basis, the Company controlled $130.5 million of specialty admitted business.

COMPETITION
-------------------------------------------------------------------------------

The Company's underwriting operations compete with numerous insurance companies, risk retention groups, insurance buying groups and alternative self-insurance mechanisms. Competition may take the form of lower prices, broader coverages, greater product flexibility, higher quality services or higher ratings by independent rating agencies. In all of its markets, the Company competes by developing specialty products to satisfy well-defined market needs and by maintaining relationships with brokers and insureds who rely on the Company's expertise. This expertise in offering and underwriting products that are not readily available is the Company's principal means of competition. The Company offers over forty major product lines, each with its own distinct competitive environment. In all of its products, the Company competes with innovative ideas, appropriate pricing, expense control and quality service to policyholders, agents and brokers.

Few barriers exist to prevent insurers from entering into the Company's segments of the P&C industry, but many of the larger P&C insurance companies have historically been unwilling to write specialty coverages. The P&C industry is currently experiencing a soft market due to what is perceived by many as excessive amounts of capital in the industry. In an attempt to utilize their capital, many insurance companies often seek to write additional premium without regard for its ultimate profitability. Admitted standard companies are now writing programs that previously were written almost exclusively in the specialty admitted or E&S markets. This additional competition from the standard market has reduced rates and led to broader coverage being offered to many of the Company's customers. In response to this additional competition, the Company has maintained its underwriting standards at the expense of growth in premium volume. The Company does not expect the current soft market conditions to abate until more rational pricing and capital allocation takes place in the P&C industry.

Markel Corporation & Subsidiaries

UNDERWRITING PHILOSOPHY
-------------------------------------------------------------------------------

By focusing on market niches where it has underwriting expertise, the Company seeks to earn consistent underwriting profits. Underwriting profits are a key component of the Company's strategy. The ability to achieve consistent underwriting profits demonstrates knowledge and expertise, commitment to superior customer service and the ability to manage insurance risk. The Company has earned an underwriting profit in each of the past six years and in eleven of the past twelve years. The following graph shows Markel's GAAP combined ratio as compared to the P&C industry for the past five years:


                                Combined Ratios
          (Combined ratios chart appears here. Plot points are below)

Combined Ratios

                              1993      1994      1995       1996     1997
                              ----      ----      -----      ----     ----
Markel Corporation             97%       97%       99%       100%      99%
Industry Average*             116%      107%      109%       106%     102%

               * Source A.M. Best Co., Inc.
               Industry Average is estimated for 1997.


THE UNDERWRITING UNITS
------------------------------------------------------------------------------

The Company has five underwriting units focused on specific niches within the E&S and specialty admitted markets. Excess and Surplus Lines, Professional/Products Liability and Brokered Excess and Surplus Lines write business in the E&S market. The Brokered Excess and Surplus Lines unit was formed with the purchase of Investors Insurance Holding Corp. (Investors) in 1996. Specialty Program Insurance and Specialty Personal and Commercial Lines write business in the specialty admitted market.

TOTAL GROSS PREMIUM VOLUME ($423 million)

                        [GRAPH]
Excess and Surplus Lines                31%
Professional/Products Liability         27%
Specialty Program Insurance             20%
Specialty Personal and
 Commercial Lines                       11%
Brokered Excess and Surplus Lines       11%
                                    --------
                                       100%

EXCESS AND SURPLUS LINES

The Excess and Surplus Lines unit (E&S unit) writes a variety of coverages, focusing on light-to-medium casualty exposures for businesses such as artisan contractors, habitational risks, restaurants and bars, child and adult care facilities, vacant properties, office buildings and light manufacturing operations. The E&S unit also writes property insurance on classes of business ranging from small, single location risks to large, multi-state, multi-location risks. Property coverages consist principally of fire and allied lines, such as windstorm, hail and water damage and more specialized property coverages. The E&S unit also offers coverages for heavier property risks, including earthquake, through its Markel special property division (MSP). These risks are typically larger and are of a low frequency/high severity nature.

During 1997 the E&S unit expanded its inland marine facility with the addition of a book of business previously underwritten by another carrier. The E&S unit also established an ocean marine (OM) facility in 1997. Examples of risks that OM writes are marinas, hull coverage, cargo and builders risk for yacht manufacturers.

Most of the E&S unit's business is generated by approximately 142 professional surplus lines general agents who have limited quoting and binding authority. MSP produces business on a brokerage basis through approximately 40 wholesale brokers who specialize in heavy property risks. The E&S unit seeks to be a substantial underwriter for its producers in order to enhance the likelihood of receiving the most desirable underwriting opportunities. The E&S unit writes the majority of its business in Essex Insurance Company (Essex). Essex is admitted in Delaware and is eligible to write E&S insurance in 49 states and the District of Columbia.

EXCESS AND SURPLUS LINES
GROSS PREMIUM VOLUME ($130 million)

                                    [graph]

Casualty                         40%
Markel Special Property          32%
Property                         14%
Inland Marine                     4%
Other                            10%
                                ----
                                100%

Markel Corporation & Subsidiaries

PROFESSIONAL/PRODUCTS LIABILITY

The Professional/Products Liability unit markets specialty professional liability coverages, including medical malpractice and specialized medical coverages, professional liability for lawyers, architects and engineers, agents and brokers and management consultants. Errors and omissions coverage is targeted to mutual fund advisors, investment advisors and insurance companies. Products liability insurance for manufacturers and distributors is provided through the special risks program. In addition, directors' and officers' liability coverage and employment practices liability coverages are offered.

Over the past five years, the Professional/Products Liability unit successfully entered the emerging employment practices liability insurance (EPLI) market. EPLI provides coverage for the defense of alleged inappropriate employment practices not typically covered under traditional business coverages. While virtually all businesses have a need for this coverage, the unit designed its EPLI program for middle market firms with 25 to 250 employees, as this niche appears to be the most underserved by other insurers.

Business is written nationwide and is developed through approximately 300 wholesale brokers. The Professional/Products Liability unit writes the majority of its business in Evanston Insurance Company (EIC). EIC is admitted in Illinois and is eligible to write E&S insurance in 48 states and the District of Columbia.

PROFESSIONAL/PRODUCTS LIABILITY
GROSS PREMIUM VOLUME ($116 million)

                                    [graph]

Medical Malpractice and Specified Medical               29%
Special Risks                                           20%
Specified Professions                                   12%
Financial Institutions E&O                              10%
Employment Practices Liability                          10%
Other                                                   19%
                                                        ----
                                                       100%

BROKERED EXCESS AND SURPLUS LINES

Brokered Excess and Surplus Lines (Brokered E&S) is the most recent addition to Markel. This unit was created with the purchase of Investors in the Fall of 1996. The Brokered E&S unit's area of expertise is hard to place, large general liability and products liability accounts. Products liability risks include sporting goods manufacturers, bicycle manufacturers, discontinued products, toy manufacturers and importers and automobile parts manufacturers. The unit also offers special event and other unique coverages and writes property coverages on mercantile and industrial sites. In 1997 the unit wrote approximately $46 million of gross written premium with 73% produced in its casualty programs and the remainder generated by the unit's property programs.

The unit operates through approximately 95 wholesale brokers and writes the majority of its business in Investors Insurance Company of America (IICA). IICA is eligible to write E&S insurance in 48 states and the District of Columbia and is admitted in New York and New Jersey.

SPECIALTY PROGRAM INSURANCE

Specialty Program Insurance focuses on providing total insurance programs for businesses engaged in similar, but highly specialized, activities. These activities typically do not fit the risk profiles of standard insurers which makes complete coverage difficult to obtain from a single insurer.

The Specialty Program Insurance operation is organized into six business units, which concentrate on particular markets and customer groups. The camp and youth recreation division serves children's summer camps, conference centers and youth organizations such as YM/YWCA's and Boys' and Girls' Clubs. The agriculture division specializes in insurance coverages for horse-related risks, such as horse mortality coverage, and property and liability coverages for horse farms and boarding, breeding and training facilities. Liability insurance for sports organizations, and accident and medical insurance for colleges, universities and private schools are sold through the sports liability, accident and medical division. The child care division develops and markets insurance programs for child care centers, nursery schools, Head Start programs, Montessori schools and private schools. Gymnastic schools, health clubs, and martial arts and dance schools are serviced by the health and fitness division. The contract surety bond division provides surety bonds for small and transitional contractors.

The majority of Specialty Program Insurance business is produced by approximately 4,000 retail insurance agents. Management grants very limited underwriting authority to carefully selected agents and controls agency business through regular audits and pre-approvals. Certain products and programs are also marketed directly to consumers or through wholesale producers. Specialty Program Insurance is underwritten by Markel Insurance Company (MIC). MIC is licensed to write P&C insurance in all 50 states, including the domicile state of Illinois, and the District of Columbia.

SPECIALTY PROGRAM INSURANCE
GROSS PREMIUM VOLUME ($86 million)

                        [graph]

Camp and Youth Recreation               31%
Agriculture                             25%
Accident and Medical                    15%
Health and Fitness                      14%
Child Care                               8%
Other                                    7%
                                       ----
                                       100%

     Markel Corporation & Subsidiaries
     ---------------------------------------------------------------------------

BUSINESS OVERVIEW (continued)

SPECIALTY PERSONAL AND COMMERCIAL LINES

Specialty Personal and Commercial Lines markets and underwrites its insurance products in niche markets that are overlooked by large admitted carriers. The recreational products division concentrates on watercraft and motorcycle coverages. The watercraft program markets personal insurance coverage for yachts and high performance boats; while small fishing ventures and rentals, such as jet skis, are the focus of the commercial marine department. The motorcycle program's target market is mature riders of high value bikes. The property division provides coverage for mobile homes and dwellings which do not qualify for standard homeowner's coverage. In addition, the Specialty Personal and Commercial Lines unit markets a series of insurance products designed to meet the collateral protection needs of automobile lenders. The special transportation division insures commercial vehicles including taxi cab fleets and difficult to place physical damage coverages.

Specialty Personal and Commercial Lines products are characterized by high numbers of transactions, low average premiums and creative solutions for underserved and emerging markets. The unit distributes most of its products through wholesale brokers, retail agents and affinity groups. The motorcycle program is marketed directly to the consumer, using direct mail and telephone promotion as well as relationships with various motorcycle manufacturers, dealers and associations. The Specialty Personal and Commercial Lines unit writes the majority of its business in Markel American Insurance Company (MAIC). MAIC is licensed to write P&C business in 47 states, including its state of domicile, Virginia, and the District of Columbia and is in the process of applying for licenses in other states.

SPECIALTY PERSONAL AND COMMERCIAL LINES
GROSS PREMIUM VOLUME ($45 million)

          [graph]

Watercraft              41%
Property                35%
Motorcycle              15%
Special
 Transportation          7%
Other                    2%
                        ----
                       100%

REINSURANCE
-----------------------------------------------------------------------------

The Company enters into reinsurance agreements in order to reduce its liability on individual risks and to enable it to underwrite policies with higher limits. During the past several years, Markel has reduced its reliance on reinsurance by steadily increasing retentions on its profitable current book of business and through commutations with pre-1987 reinsurers of Shand/Evanston.

Markel strives to minimize credit exposure to reinsurers and maintains a margin of safety through adherence to its internal reinsurance guidelines. To become a reinsurance partner of Markel, prospective companies generally must: (i) maintain an A.M. Best rating of "A" (Excellent), (ii) maintain capital and surplus of $100 million and (iii) provide collateral for recoverables in excess of an individually established amount (usually $10 million). In addition, foreign reinsurers must provide collateral equal to 100% of recoverables (with the exception of Lloyd's syndicates). The following table shows Markel's top ten active reinsurers at December 31, 1997. These ten reinsurers represent 73% of Markel's $240.9 million reinsurance recoverable.

Reinsurers                         A.M. Best Rating     Reinsurance Recoverable
-------------------------------------------------------------------------------
American Reinsurance                      A++                 $   38,711
TIG Reinsurance                           A                       34,301
Trenwick America Reinsurance              A+                      21,619
Underwriters Reinsurance                  A+                      17,154
Zurich Reinsurance                        A                       16,929
St. Paul Fire and Marine                  A+                      12,106
Chartwell Reinsurance                     A                       11,384
USF&G                                     A                        8,413
Folksamerica Reinsurance                  A                        7,282
Signet Star Reinsurance                   A                        7,038

Other reinsurers                          --                      65,998
-------------------------------------------------------------------------------
Total reinsurance recoverable on paid and unpaid losses        $ 240,935
-------------------------------------------------------------------------------

Reinsurance treaties are generally subject to cancellation by the Company or the reinsurers on the anniversary date and are subject to renegotiation annually. The reinsurer remains responsible for all business produced prior to termination. Treaties also typically contain provisions concerning ceding commissions, required reports to the reinsurers, responsibility for taxes, arbitration in the event of a dispute and provisions allowing the Company to demand that a reinsurer post letters of credit or assets as security if a reinsurer becomes an "unapproved" reinsurer under applicable state laws and regulations.

     Markel Corporation & Subsidiaries
     ---------------------------------------------------------------------------

BUSINESS OVERVIEW (continued)

INVESTMENTS
--------------------------------------------------------------------------------

The Company's business philosophy clearly recognizes the importance of both underwriting profits and superior investment returns to build shareholder value. The Company relies on sound underwriting practices to produce investable funds with minimum underwriting risk. Approximately three quarters of the Company's investable assets come from premiums paid by policyholders. Policyholder funds are invested predominately in high quality corporate, government and municipal bonds with relatively short durations. The balance, comprised of shareholder funds, is available to be invested in equity securities, which over the long run, have produced higher returns relative to fixed income investments. The Company seeks to invest in companies with the potential for appreciation and hold these investments over the long term.

Total investment returns include items which impact net income, such as net investment income and realized gains and losses from the sales of investments, as well as items which do not impact net income, such as changes in unrealized gains and losses. The Company does not intend to lower the quality of its investment portfolio in order to enhance or maintain yields. Further, the Company's focus on long-term total investment returns may result in variability in the level of realized and unrealized investment gains and losses from one period to the next.

The ultimate success of the Company's investment strategy is evident from the review of total investment returns over several years. The following table presents taxable equivalent total returns for Markel's investment portfolio for the past five years:

ANNUAL TAXABLE EQUIVALENT TOTAL RETURNS
---------------------------------------

                                                                        5 Year     10 Year
                                                                       Weighted   Weighted
                                                                       Average     Average
                                    Years Ended December 31,            Annual     Annual
                              1993   1994    1995    1996     1997      Return     Return
-------------------------------------------------------------------------------------------
Equities                     28.7%   (3.3)%  29.7%   26.9%    31.4%      24.7%     21.1%
Fixed maturities              9.1%   (0.2)%  13.9%    4.8%     9.2%       7.9%      8.6%
Total portfolio              11.8%   (1.1)%  15.7%    7.5%    12.8%      10.3%     10.3%

-------------------------------------------------------------------------------------------
Ending portfolio
     balance (in millions)  $ 597   $ 612  $  909 $ 1,131  $ 1,408
-------------------------------------------------------------------------------------------


The Company's investment performance also benefited from continued growth in the investment portfolio over the past ten years. The portfolio increased to $1.4 billion at December 31, 1997 from $43.1 million at December 31, 1987.

The Company monitors its portfolio to ensure that credit risk does not exceed prudent levels. Standard and Poor's Corp. (S&P) and Moody's Investors Service (Moody's) provide corporate and municipal debt ratings based on their assessment of the credit quality of an obligor with respect to a specific obligation. S&P's ratings range from "AAA" (capacity to pay interest and repay principal is extremely strong) to "D" (debt is in payment default). Securities with ratings of "BBB" or higher are referred to as "investment grade" securities. Debt rated "BB" and below is regarded by S&P as having predominately speculative characteristics with respect to capacity to pay interest and repay principal. Moody's ratings range from "Aaa" to "C" with ratings of "Baa" or higher considered "investment grade."

The Company's fixed maturity portfolio has an average rating of "AA", with 88% rated "A" or better by at least one nationally recognized rating organization. The Company's policy is to minimize its investments in fixed maturity securities that are unrated or rated below investment grade. The following chart shows the Company's fixed maturity portfolio, at estimated fair value, by rating category at December 31, 1997:

          CREDIT QUALITY OF FIXED MATURITY PORTFOLIO ($1,063 million)


                        [graph]

                AAA/AA                  69%
                     A                  19%
                   BBB                   9%
                 Other                   3%
                                        ----
                                       100%




Approximately 73% of the investment portfolio is managed directly by officers of the Company, with the approval of the Boards of Directors of the insurance companies. Approximately 24% of the Company's cash and investments is managed by Hamblin Watsa Investment Counsel Ltd., a Canadian investment management firm which is controlled by V. Prem Watsa, a Director of the Company. The remainder of the portfolio is managed by other independent portfolio managers.

SHAREHOLDER VALUE
--------------------------------------------------------------------------------

The Company's financial goals are to earn consistent underwriting profits and superior investment returns to build shareholder value. More specifically, the Company assesses its effectiveness in building shareholder value through the measurement of growth in book value per share. The Company believes that growth in book value per share is the most comprehensive measure of its success due to the fact that it includes all underwriting and investing results. The Company has a stated objective to grow book value per share by 20% annually. Over the past five years, the Company has grown book value per share at a compound annual rate of 26%. The following graph presents Markel's book value per share for the past five years:

                              BOOK VALUE PER SHARE
                                 ($ per share)

                       [GRAPH]
    1993    1994     1995     1996     1997
    27.83   25.71    39.37    49.16    65.18

     Markel Corporation & Subsidiaries
     ---------------------------------------------------------------------------

BUSINESS OVERVIEW (continued)

REGULATORY ENVIRONMENT
--------------------------------------------------------------------------------


The Company's insurance subsidiaries are subject to regulation and supervision by the insurance regulatory authorities of the various jurisdictions in which they conduct business. Regulation is intended for the benefit of policyholders rather than shareholders. Insurance regulatory authorities have broad regulatory, supervisory and administrative powers relating to solvency standards, the licensing of insurers and their agents, the approval of forms and policies used, the nature of, and limitations on, insurers' investments, the form and content of annual statements and other reports on the financial condition of such insurers and the establishment of reserves.

The Company is also subject to state laws regulating insurance holding companies. Under these laws, insurance departments may, at any time, examine the Company, require disclosure of material transactions by the holding company, require approval of certain extraordinary transactions, such as extraordinary dividends from an insurance subsidiary to the holding company, or require approval of changes in control of an insurer or an insurance holding company.

The laws of the domicile states of the Company's insurance subsidiaries govern the amount of dividends which may be paid to the Company. Generally, statutes in the domicile states of the Company's insurance subsidiaries require prior approval for payment of "extraordinary" as opposed to "ordinary" dividends. At December 31, 1997, the Company's insurance subsidiaries may pay up to $45.6 million during the following twelve months under the ordinary dividend regulations without prior regulatory approval.


RATINGS
--------------------------------------------------------------------------------

Financial stability and strength are important purchase considerations of policyholders and insurance agents and brokers. Because an insurance premium paid today purchases coverage for losses that might not be paid for many years, the financial viability of the insurer is of critical concern. Various rating agencies provide information to assist buyers in their search for financially sound insurers.

A.M. Best Co., Inc. (Best) publishes Best's Insurance Reports,
Property-Casualty and assigns ratings to P&C insurance companies based on quantitative criteria, such as profitability, leverage and liquidity as well as qualitative assessments, such as the spread of risk, the adequacy and soundness of reinsurance, the quality and estimated market value of assets, the adequacy of loss reserves and surplus and the competence, experience and integrity of management. Best's letter ratings range from "A++" (superior) to "F" (in liquidation). S&P and Duff & Phelps' Credit Rating Co. (Duff & Phelps) provide analytical and statistical information on the solvency and liquidity of major U.S. licensed insurance companies. These claims paying ability (CPA) ratings concern only the likelihood of timely payment of policyholder obligations and are not intended to refer to the ability of either the rated company or its parent or subsidiary to pay non-policy obligations such as debt or commercial paper. The S&P CPA ratings range from "AAA" (superior financial security) to "R" (regulatory action). The Duff & Phelps CPA rating categories range from "AAA" (risk factors are negligible) to "DD" (under order of liquidation).

The following table sets forth the various ratings currently assigned to the Company's insurance subsidiaries:


Company               A.M. Best                  S&P                     Duff & Phelps
--------------------------------------------------------------------------------------------------
Essex Insurance
Company            A (excellent)   A (good financial security)   A+ (high claims paying ability)

Evanston Insurance
Company            A (excellent)   A (good financial security)   A+ (high claims paying ability)

Investors Insurance
Company of America A-(excellent)   A (good financial security)   A+ (high claims paying ability)

Markel Insurance
Company            A-(excellent)   A (good financial security)   A+ (high claims paying ability)

Markel American
Insurance Company  A (excellent)   A (good financial security)   A+ (high claims paying ability)
---------------------------------------------------------------------------------------------------



ASSOCIATES
--------------------------------------------------------------------------------

At December 31, 1997, the Company and its consolidated subsidiaries employed 830 persons, four of whom were executive officers.

The Company believes that, as a service organization, its continued profitability and growth are dependent upon the talent and enthusiasm its associates bring to their jobs. The Company has structured incentive compensation plans and stock purchase plans to encourage associates to think and act like owners. Associates are offered many opportunities to become shareholders. Every associate eligible to participate in the Company's retirement program, a 401(k) plan, receives a portion of the Company's contribution in Markel stock and may purchase stock with their own contributions. Stock may be acquired through a payroll deduction plan, and associates have been given the opportunity to purchase stock with low interest financing partially subsidized by the Company. Under Markel's incentive compensation plans, associates may earn a meaningful bonus based on individual performance and the Company's performance. At December 31, 1997, the Company estimated associates' ownership, including executive officers and directors, at approximately 33% of the Company. The Company believes that employee stock ownership and rewarding value-added performance aligns associates' interests with the interests of non-employee shareholders.

     Markel Corporation & Subsidiaries
     ---------------------------------------------------------------------------

SELECTED FINANCIAL DATA (dollars in millions, except per share data)


                                                  ----------------------------------------
                                                     1997            1996          1995
                                                  ----------------------------------------

RESULTS OF OPERATIONS (1)
------------------------------------------------------------------------------------------
Earned premiums                                  $     333       $    307         $   285
Net investment income                                   69             51              43
Total operating revenues                               419            367             344
Net income                                              50             47              34
Comprehensive income                                    92             56              75
-------------------------------------------------------------------------------------------

DILUTED EARNINGS PER SHARE (2)
-------------------------------------------------------------------------------------------
Core operations                                 $     7.43      $    6.03        $   5.15
Net realized gains                                    1.82           0.58            1.39
Nonrecurring items                                     --            2.05              --
Amortization expense                                 (0.33)         (0.36)          (0.39)
Net income                                      $     8.92      $    8.30        $   6.15
-------------------------------------------------------------------------------------------

FINANCIAL POSITION (1)(3)(4)
--------------------------------------------------------------------------------------------
Total investments                               $    1,408      $   1,131       $     909
Total assets                                         1,870          1,605           1,315
Unpaid losses and loss adjustment expenses             971            936             734
Long-term debt                                          93            115             107
8.71% Capital Securities                               150             --              --
Shareholders' equity                                   357            268             213
--------------------------------------------------------------------------------------------

RATIO ANALYSIS
--------------------------------------------------------------------------------------------
GAAP combined ratio                                     99%           100%             99%
Investment yield (5)                                     5%             5%              6%
Total return (6)                                        13%             8%             15%
Debt to total capital (7)                               28%             30%            33%
--------------------------------------------------------------------------------------------

PER SHARE DATA (2)
--------------------------------------------------------------------------------------------
Common shares outstanding (in thousands)             5,474           5,458          5,422
Total investments                                 $ 257.27        $ 207.18       $ 167.57
Book value                                        $  65.18        $  49.16       $  39.37
Growth in book value                                    33%             25%            53%
5-Year CAGR in book value (8)                           26%             26%            31%
Closing stock price                               $ 156.13        $  90.00       $  75.50
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
(1)In December 1990 the Company acquired the remaining ownership interests of a previously unconsolidated subsidiary, Shand/Evanston Group, Inc. (Shand/Evanston). Assets and liabilities reflect the consolidation of Shand/Evanston beginning in 1990, and income reflects the consolidation of the revenues and expenses of Shand/Evanston in 1991 and subsequent years.

(2) All per share amounts have been restated to reflect a 20% stock dividend in 1989.

(3) The change in accounting for net unrealized gains (losses) on fixed maturities in accordance with provisions of Statement of Financial Accounting Standards No. 115 affects 1993 and subsequent years.

                                              -----------------------------------------------------------------------------
                                                   1994           1993          1992           1991           1990
                                              -----------------------------------------------------------------------------

RESULTS OF OPERATIONS (1)
---------------------------------------------------------------------------------------------------------------------------
Earned premiums                              $      243     $      193       $    153       $    152      $      33
Net investment income                                29             24             27             31              7
Total operating revenues                            280            235            206            223             73
Net income                                           19             24             26             14              6
Comprehensive income                                (10)            34             26             39              5
---------------------------------------------------------------------------------------------------------------------------

DILUTED EARNINGS PER SHARE (2)
---------------------------------------------------------------------------------------------------------------------------
Core operations                                    $     3.77     $     3.31       $   3.03       $   2.63       $   1.76
Net realized gains                                       0.45           1.83           0.89           0.94           0.13
Nonrecurring items                                         --             --           1.90           0.28          (0.41)
Amortization expense                                    (0.89)         (0.91)         (1.18)         (1.15)         (0.43)
Net income                                         $     3.33     $     4.23       $   4.64       $   2.70       $   1.05
---------------------------------------------------------------------------------------------------------------------------

FINANCIAL POSITION (1)(3)(4)
---------------------------------------------------------------------------------------------------------------------------
Total investments                                  $      612     $      597       $    434      $    415        $    360
Total assets                                            1,103          1,135          1,129           700             670
Unpaid losses and loss adjustment expenses                653            688            733           346             302
Long-term debt                                            101             78            101            94             127
8.71% Capital Securities                                   --             --             --            --              --
Shareholders' equity                                      139            151            109            83              55
---------------------------------------------------------------------------------------------------------------------------

RATIO ANALYSIS
---------------------------------------------------------------------------------------------------------------------------
GAAP combined ratio                                        97%            97%            97%          106%             81%
Investment yield (5)                                        5%             5%             6%            7%             10%
Total return (6)                                           (2%)           11%             7%           16%              8%
Debt to total capital (7)                                  42%            34%            48%           53%             70%
---------------------------------------------------------------------------------------------------------------------------

PER SHARE DATA (2)
---------------------------------------------------------------------------------------------------------------------------
Common shares outstanding (in thousands)                5,387          5,414          5,403         5,332           5,323
Total investments                                    $ 113.55       $ 110.27        $ 80.27       $ 77.91         $ 67.59
Book value                                           $  25.71       $  27.83        $ 20.24       $ 15.59         $ 10.27
Growth in book value                                       (8%)           38%            30%           52%            (12%)
5-Year CAGR in book value (8)                              17%            25%            34%           35%             --
Closing stock price                                  $  41.50       $  39.38        $ 31.25       $ 22.00         $ 11.75
---------------------------------------------------------------------------------------------------------------------------

                                              ----------------------------------------------------
                                                        1989           1988       10-Year CAGR(8)
                                              ----------------------------------------------------

RESULTS OF OPERATIONS (1)
--------------------------------------------------------------------------------------------------
Earned premiums                                      $      24     $       20           38%
Net investment income                                        5              4           42%
Total operating revenues                                    48             37           31%
Net income                                                  14             11           22%
Comprehensive income                                        14             12           29%
-----------------------------------------------------------------------------------------------

DILUTED EARNINGS PER SHARE (2)
-----------------------------------------------------------------------------------------------
Core operations                                       $   1.33       $   1.61           24%
Net realized gains                                        0.89           0.28           --
Nonrecurring items                                        0.65           0.45           --
Amortization expense                                     (0.25)         (0.05)          --
Net income                                            $   2.62       $   2.29           19%
-----------------------------------------------------------------------------------------------

FINANCIAL POSITION (1)(3)(4)
-----------------------------------------------------------------------------------------------
Total investments                                    $      66       $     51           42%
Total assets                                               196            147           34%
Unpaid losses and loss adjustment expenses                  31             27           --
Long-term debt                                              44             24           --
8.71% Capital Securities                                    --             --           --
Shareholders' equity                                        60             45           33%
-----------------------------------------------------------------------------------------------

RATIO ANALYSIS
-----------------------------------------------------------------------------------------------
GAAP combined ratio                                         78%            84%          --
Investment yield (5)                                         8%             8%          --
Total return (6)                                            11%            11%          --
Debt to total capital (7)                                   42%            35%          --
-----------------------------------------------------------------------------------------------

PER SHARE DATA (2)
-----------------------------------------------------------------------------------------------
Common shares outstanding (in thousands)                 5,401          5,220           --
Total investments                                      $ 12.31       $   9.71           38%
Book value                                             $ 11.69       $   9.22           30%
Growth in book value                                        27%            98%          --
5-Year CAGR in book value (8)                               --             --           --
Closing stock price                                    $ 22.50        $ 15.42           --
-----------------------------------------------------------------------------------------------

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

(7) The 8.71% Capital Securities are treated as 50% debt and 50% equity by the Company. (8) CAGR - compound annual growth rate




     Markel Corporation & Subsidiaries
     ---------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS



                                                                                                 December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                                                          1997                   1996

------------------------------------------------------------------------------------------------------------------------------------
                                                                                           (dollars in the thousands)
ASSETS
Investments, available-for-sale, at estimated fair value
     Fixed maturities (cost of $1,037,807 in 1997 and $879,401 in 1996)            $ 1,063,191           $    885,874
     Equity securities (cost of $147,601 in 1997 and $132,558 in 1996)                 253,385                193,395
     Short-term investments (estimated fair value approximates cost)                    91,744                 51,507

------------------------------------------------------------------------------------------------------------------------------------
     TOTAL INVESTMENTS, AVAILABLE-FOR-SALE                                           1,408,320              1,130,776
------------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents                                                                1,309                 11,054
Receivables                                                                             67,573                 58,336
Reinsurance recoverable on unpaid losses                                               225,405                210,518
Reinsurance recoverable on paid losses                                                  15,530                 11,631
Deferred policy acquisition costs                                                       36,816                 37,979
Prepaid reinsurance premiums                                                            39,758                 44,881
Property and equipment                                                                  10,068                 15,434
Intangible assets                                                                       37,331                 39,297
Other assets                                                                            27,990                 45,391

------------------------------------------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                                  $ 1,870,100            $ 1,605,297
------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses                                        $    971,157           $    935,582
Unearned premiums                                                                      192,815                200,852
Payables to insurance companies                                                         29,148                 23,870
Long-term debt (estimated fair value of $96,197 in 1997 and $115,191 in 1996)           93,166                114,691
Other liabilities                                                                       77,010                 61,967
Company-Obligated Mandatorily Redeemable Preferred
     Capital Securities of Subsidiary Trust Holding
     Solely Junior Subordinated Deferrable Interest Debentures
     of Markel Corporation                                                            150,000                     --

------------------------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                                              1,513,296              1,336,962
------------------------------------------------------------------------------------------------------------------------------------

Shareholders' equity
     Common stock                                                                      24,660                 24,347
     Retained earnings                                                                246,885                200,237
     Accumulated other comprehensive income
         Net unrealized holding gains on fixed maturities and equity securities,
         net of taxes of $45,909 in 1997 and $23,559 in 1996                           85,259                 43,751

------------------------------------------------------------------------------------------------------------------------------------
     TOTAL SHAREHOLDERS' EQUITY                                                       356,804                268,335
Commitments and contingencies

------------------------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $ 1,870,100            $ 1,605,297
------------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME



                                                                           Years Ended December 31,
---------------------------------------------------------------------------------------------------------------------------
                                                                   1997              1996            1995

---------------------------------------------------------------------------------------------------------------------------
                                                                 (dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums                                                 $ 332,878         $ 307,453        $ 285,146
Net investment income                                              68,653            51,168           42,981
Net realized gains from investment sales                           15,834             5,013           11,952
Other                                                               1,682             3,102            3,496

---------------------------------------------------------------------------------------------------------------------------
     TOTAL OPERATING REVENUES                                     419,047           366,736          343,575
---------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
Losses and loss adjustment expenses                               210,061           202,378          186,655
Underwriting, acquisition and insurance expenses                  120,076           105,032           96,113
Other                                                                  --             1,275            1,642
Loss on building                                                       --            10,380               --
Amortization of intangible assets                                   2,435             2,655            2,778
---------------------------------------------------------------------------------------------------------------------------

     TOTAL OPERATING EXPENSES                                     332,572           321,720          287,188
---------------------------------------------------------------------------------------------------------------------------

     OPERATING INCOME                                              86,475            45,016           56,387
---------------------------------------------------------------------------------------------------------------------------

Interest expense                                                   20,124             8,016            8,460
---------------------------------------------------------------------------------------------------------------------------

     INCOME BEFORE INCOME TAXES                                    66,351            37,000           47,927
Income tax expense (benefit)                                       15,924            (9,672)          13,435

---------------------------------------------------------------------------------------------------------------------------
     NET INCOME                                                $   50,427          $ 46,672       $   34,492
---------------------------------------------------------------------------------------------------------------------------

OTHER COMPREHENSIVE INCOME
Unrealized gains on securities
     Unrealized holding gains arising during
         the period, net of taxes of $27,892 in 1997,
         $7,010 in 1996 and $25,872 in 1995                    $   51,800       $    13,018      $    48,046
     Less reclassification adjustments for gains included
         in net income, net of taxes of $5,542 in 1997,
         $1,755 in 1996 and $4,183 in 1995                        (10,292)           (3,258)          (7,769)
---------------------------------------------------------------------------------------------------------------------------

     TOTAL OTHER COMPREHENSIVE INCOME                              41,508             9,760           40,277

---------------------------------------------------------------------------------------------------------------------------
     COMPREHENSIVE INCOME                                      $   91,935       $    56,432      $    74,769
---------------------------------------------------------------------------------------------------------------------------

NET INCOME PER SHARE
     Basic                                                     $     9.20       $      8.58      $      6.38
     Diluted                                                   $     8.92       $      8.30      $      6.15
---------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

     Markel Corporation & Subsidiaries
     ------------------------------------------------

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                        Accumulated
                                                                                           Other
                                                  Common      Common      Retained     Comprehensive
                                                  Shares       Stock      Earnings        Income       Total

---------------------------------------------------------------------------------------------------------------------------
                                                                        (in thousands)

Shareholders' Equity at January 1, 1995           5,387      $ 22,929    $ 121,858     $  (6,286)   $ 138,501
     Net income                                      --            --       34,492            --       34,492
     Net unrealized holding gains
         arising during the period, net of taxes     --            --           --        40,277       40,277

---------------------------------------------------------------------------------------------------------------------------
         Comprehensive income                                                                          74,769
     Issuance of common stock                        35           189           --            --          189
     Other                                           --            --          (17)           --          (17)
 .
---------------------------------------------------------------------------------------------------------------------------
Shareholders' Equity at December 31, 1995         5,422        23,118      156,333        33,991      213,442
     Net income                                      --            --       46,672            --       46,672
     Net unrealized holding gains
         arising during the period, net of taxes     --            --           --         9,760        9,760

---------------------------------------------------------------------------------------------------------------------------
         Comprehensive income                                                                          56,432
     Issuance of common stock                        68         1,229           --            --        1,229
     Repurchase of common stock                     (32)           --       (2,751)           --       (2,751)
     Other                                           --            --          (17)           --          (17)

---------------------------------------------------------------------------------------------------------------------------
Shareholders' Equity at December 31, 1996         5,458        24,347      200,237        43,751      268,335
     Net income                                      --            --       50,427            --       50,427
     Net unrealized holding gains
         arising during the period, net of taxes     --            --           --        41,508       41,508

---------------------------------------------------------------------------------------------------------------------------
         Comprehensive income                                                                          91,935
     Issuance of common stock                        41           313           --            --          313
     Repurchase of common stock                     (25)           --       (3,771)           --       (3,771)
     Other                                           --            --           (8)           --           (8)

---------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY AT DECEMBER 31, 1997         5,474      $ 24,660    $ 246,885      $ 85,259    $ 356,804
---------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

     ----------------------------------------------------\

CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                               Years Ended December 31,
---------------------------------------------------------------------------------------------------------------------------
                                                                          1997           1996          1995

---------------------------------------------------------------------------------------------------------------------------
                                                                                (dollars in thousands)
OPERATING ACTIVITIES
Net income                                                           $    50,427   $    46,672    $    34,492
Adjustments to reconcile net income to net cash provided by
   operating activities
     Deferred income tax expense (benefit)                                  (557)      (15,345)         1,374
     Depreciation and amortization                                         7,307        10,934         11,088
     Loss on building                                                         --        10,380             --
     Net realized gains from investment sales                            (15,834)       (5,013)       (11,952)
     Proceeds from reinsurer commutations and other settlements            2,969         6,544         82,637
     Increase in receivables                                              (2,669)       (5,208)          (296)
     Decrease (increase) in deferred policy acquisition costs              1,163        (1,044)        (3,563)
     Increase in unpaid losses and loss
         adjustment expenses, net                                         13,820        40,819         43,133
     Increase (decrease) in unearned premiums, net                        (2,914)        6,009         12,393
     Increase (decrease) in payables to insurance companies                5,278         2,581         (7,270)
     Increase (decrease) in current income taxes                           4,313        (2,702)          (894)
     Other                                                                 5,340          (275)         7,867

---------------------------------------------------------------------------------------------------------------------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                        68,643        94,352        169,009
---------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities            636,212       439,072        586,121
Proceeds from maturities of fixed maturities                              55,722        66,512         35,993
Cost of fixed maturities and equity securities purchased                (863,785)     (591,034)      (793,058)
Net change in short-term investments                                     (40,237)       16,675         13,076
Sale (acquisitions) of insurance companies, net of cash                    9,230       (35,049)       (21,747)
Net proceeds from sales of buildings                                       6,500            --         19,068
Additions to property and equipment                                       (4,612)       (3,952)        (4,509)
Other                                                                       (177)         (248)        (1,989)

---------------------------------------------------------------------------------------------------------------------------
         NET CASH USED BY INVESTING ACTIVITIES                          (201,147)     (108,024)      (167,045)
---------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net proceeds from issuance of Company-Obligated Mandatorily
  Redeemable Preferred Capital Securities                                148,123            --             --
Additions to long-term debt                                                   --        40,500         27,500
Repayments and repurchases of long-term debt                             (21,577)      (32,550)       (21,550)
Other                                                                     (3,787)       (1,539)           172

---------------------------------------------------------------------------------------------------------------------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                       122,759         6,411          6,122
---------------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                          (9,745)       (7,261)         8,086
Cash and cash equivalents at beginning of year                            11,054        18,315         10,229

---------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                            $      1,309  $     11,054    $    18,315
---------------------------------------------------------------------------------------------------------------------------

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

a) PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS. Generally accepted accounting principles require management to make estimates and assumptions when preparing financial statements. Actual results could differ from those estimates. The consolidated financial statements include the accounts of Markel Corporation and all subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated in consolidation. The Company's operations comprise one business segment, the property and casualty insurance industry.

b) INVESTMENTS. All investments are considered available-for-sale and are recorded at estimated fair value, generally based on quoted market prices. The net unrealized gains or losses on investments, net of deferred income taxes, are included in accumulated other comprehensive income in shareholders' equity. A decline in the fair value of any investment below cost that is deemed other than temporary is charged to earnings, resulting in a new cost basis for the security.

Premiums and discounts are amortized or accreted over the lives of the related fixed maturities as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the first in, first out method.

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

h) UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES. Unpaid losses and loss adjustment expenses are based on evaluations of reported claims and estimates for losses and loss adjustment expenses incurred but not reported. Estimates for losses and loss adjustment expenses

1. Summary of
   Significant
   Accounting
   Policies
   (continued)

incurred but not reported are based on reserve development studies.
The reserves recorded are estimates, and the ultimate liability may be greater than or less than the estimates; however, management believes the reserves are adequate.

i) INCOME TAXES. Deferred tax assets and liabilities are recorded in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Under SFAS No. 109 the Company records deferred income taxes which reflect the net tax effect of the temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and their respective tax bases.

j) EARNINGS PER SHARE. The Company adopted the provisions of SFAS No. 128, Earnings Per Share, effective December 31, 1997 and restated all prior years. Prior to this statement, the Company followed the provisions of Accounting Principles Board (APB) No. 15, Earnings Per Share. SFAS No. 128 replaces the presentation of primary earnings per share (EPS) with basic EPS and the presentation of fully diluted EPS with diluted EPS. Basic EPS is computed by dividing net income, less required dividends on redeemable preferred stock, by the weighted average number of common shares outstanding during the year. Diluted EPS is computed using the weighted average number of common shares outstanding during the year, including the effect of common equivalent shares attributable to stock options.

k) STOCK OPTION PLANS. The Company adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, effective January 1, 1996. SFAS No. 123 requires entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. As allowed by SFAS No. 123, the Company has chosen to follow the provisions of APB No. 25. Pro forma disclosure of net income and EPS is required as if the fair value based method of SFAS No. 123 had been applied.

l) LONG-LIVED ASSETS. If an asset is considered to be impaired, the impairment equals the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

m) COMPREHENSIVE INCOME. As of December 31, 1997, the Company adopted the provisions of SFAS No. 130, Reporting Comprehensive Income, for all years presented. This statement establishes standards for reporting and displaying comprehensive income and its components. The purpose of reporting comprehensive income is to report all changes in equity of an enterprise that result from recognized transactions and other economic events of the period. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income, such as unrealized gains and losses on certain investments in debt and equity securities and foreign currency items.

n) DERIVATIVES. From time to time, the Company uses derivative financial instruments to hedge foreign currency risk and market risk in its investment portfolio. When held, derivative instruments are matched against specific securities and their fair values are determined based on current settlement costs. Derivative positions held by the Company at December 31, 1997 and 1996 were immaterial.

o) RECLASSIFICATIONS. Certain reclassifications of prior years' amounts have been made to conform with 1997 presentations.

     Markel Corporation & Subsidiaries
     ---------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


2. Investments
--------------------------------------------------------------------------------
a)   Following is a summary of investments (dollars in thousands):

                                                                                December 31, 1997

---------------------------------------------------------------------------------------------------------------------------
                                                                                  Gross        Gross      Estimated
                                                                Amortized      Unrealized    Unrealized     Fair
                                                                  Cost            Gains        Losses       Value
---------------------------------------------------------------------------------------------------------------------------

Fixed maturities
     U.S. Treasury securities and obligations
         of U.S. government agencies                        $    299,546     $     3,344    $    (465)  $    302,425
     Obligations of states, municipalities
         and political subdivisions                              361,688          10,713         (125)       372,276
     Public utilities                                             43,614           1,689          (79)        45,224
     Convertibles and bonds with warrants                          4,799             380          (14)         5,165
     All other corporate bonds                                   328,160          10,442         (501)       338,101

---------------------------------------------------------------------------------------------------------------------------

     Total fixed maturities                                    1,037,807          26,568       (1,184)     1,063,191
Equity securities
     Banks, trusts and insurance companies                        53,918          43,811         (119)        97,610
     Industrial, miscellaneous and all other                      89,969          63,163       (1,454)       151,678
     Nonredeemable preferred stock                                 3,714             405          (22)         4,097

---------------------------------------------------------------------------------------------------------------------------

     Total equity securities                                     147,601         107,379       (1,595)       253,385
Short-term investments                                            91,744              --           --         91,744


---------------------------------------------------------------------------------------------------------------------------
     TOTAL INVESTMENTS                                       $ 1,277,152       $ 133,947     $ (2,779)   $ 1,408,320
---------------------------------------------------------------------------------------------------------------------------




                                                                                 December 31, 1996
---------------------------------------------------------------------------------------------------------------------------
                                                                               Gross          Gross       Estimated
                                                              Amortized      Unrealized     Unrealized      Fair
                                                                 Cost           Gains         Losses        Value
----------------------------------------------------------------------------------------------------------------------------

Fixed maturities
     U.S. Treasury securities and obligations
         of U.S. government agencies                         $    215,550      $   1,634      $ (1,612)  $    215,572
     Obligations of states, municipalities
         and political subdivisions                               218,475          4,004          (692)       221,787
     Public utilities                                              54,845          1,194        (1,004)        55,035
     Convertibles and bonds with warrants                          33,869          2,222          (553)        35,538
     All other corporate bonds                                    356,193          4,402        (3,185)       357,410
     Redeemable preferred stock                                       469             63            --            532

---------------------------------------------------------------------------------------------------------------------------

     Total fixed maturities                                        879,401        13,519        (7,046)       885,874
Equity securities
     Banks, trusts and insurance companies                          46,095        23,537        (1,182)        68,450
     Industrial, miscellaneous and all other                        82,789        39,145          (349)       121,585
     Nonredeemable preferred stock                                   3,674            21          (335)         3,360

---------------------------------------------------------------------------------------------------------------------------

     Total equity securities                                       132,558       62,703         (1,866)       193,395
Short-term investments                                              51,507           --             --         51,507


---------------------------------------------------------------------------------------------------------------------------
     TOTAL INVESTMENTS                                         $ 1,063,466     $ 76,222       $ (8,912)   $ 1,130,776
---------------------------------------------------------------------------------------------------------------------------

2. Investments
   (continued)

b) The amortized cost and estimated fair value of fixed maturities at December 31, 1997 are shown below by contractual maturity (dollars in thousands):

                                                                      Estimated
                                                        Amortized       Fair
                                                           Cost         Value

--------------------------------------------------------------------------------

Due in one year or less                              $     97,782  $     97,987
Due after one year through five years                     219,123       221,435
Due after five years through ten years                    274,964       282,521
Due after ten years                                       445,938       461,248

--------------------------------------------------------------------------------
     TOTAL                                            $ 1,037,807   $ 1,063,191
--------------------------------------------------------------------------------


Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the lenders may have the right to put the securities back to the borrower. Based on expected maturities, the estimated average duration of the fixed maturities was 4.5 years.


c) Components of net investment income are as follows (dollars in thousands):

                                                   Years Ended December 31,
--------------------------------------------------------------------------------
                                                1997        1996        1995

--------------------------------------------------------------------------------

Interest
     Municipal bonds (tax-exempt)              $ 16,130   $   8,824  $   6,900
     Taxable bonds                               43,051      36,823     31,042
     Short-term investments, including
         overnight deposits                       3,986       4,447      3,969
     Dividends on equity securities               8,670       4,474      3,675

--------------------------------------------------------------------------------

                                                 71,837      54,568     45,586
Less investment expenses                          3,184       3,400      2,605


--------------------------------------------------------------------------------
     NET INVESTMENT INCOME                     $ 68,653    $ 51,168   $ 42,981
--------------------------------------------------------------------------------

     Markel Corporation & Subsidiaries
     ---------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Investments (continued)

d) The following table presents the Company's realized gains and losses from investment sales and the change in gross unrealized gains (losses) (dollars in thousands):


                                                   Years Ended December 31,
                                              ----------------------------------
                                                 1997        1996       1995

--------------------------------------------------------------------------------
Realized gains
     Fixed maturities                        $    9,454  $    5,618   $  13,861
     Equity securities                           12,568       5,480       9,838

--------------------------------------------------------------------------------
                                                 22,022      11,098      23,699
--------------------------------------------------------------------------------
Realized losses
     Fixed maturities                            (4,615)     (5,853)     (9,281)
     Equity securities                           (1,573)       (232)     (2,466)

--------------------------------------------------------------------------------
                                                 (6,188)     (6,085)    (11,747)

--------------------------------------------------------------------------------
     NET REALIZED GAINS FROM INVESTMENT SALES $  15,834  $    5,013   $  11,952
--------------------------------------------------------------------------------

Change in gross unrealized gains (losses)
     Fixed maturities                         $  18,911   $ (16,014)  $  41,356
     Equity securities                           44,947      31,029      20,610

--------------------------------------------------------------------------------
     NET INCREASE                             $  63,858   $  15,015   $  61,966
--------------------------------------------------------------------------------


e) Investments with a carrying value of $33.9 million and $41.9 million were on deposit with regulatory authorities at December 31, 1997 and 1996, respectively.


f) At December 31, 1997, there were no investments in any one issuer, other than U.S. Treasury securities, that exceeded 10% of shareholders' equity.

3. Receivables

--------------------------------------------------------------------------------
Following are the components of receivables (dollars in thousands):

                                                                 December 31,
                                                          ----------------------
                                                             1997          1996

--------------------------------------------------------------------------------

Agents' balances and premiums in course of collection     $ 54,759      $ 47,356
Less allowance for doubtful receivables                      2,763         2,694

--------------------------------------------------------------------------------

                                                            51,996        44,662
Other                                                       15,577        13,674

--------------------------------------------------------------------------------
     RECEIVABLES                                          $ 67,573      $ 58,336
--------------------------------------------------------------------------------

4. Deferred
   Policy
   Acquisition
   Costs

The following reflects the amounts of policy costs deferred and amortized (dollars in thousands):

                                                   Years Ended December 31,
                                               ---------------------------------
                                                 1997        1996        1995

--------------------------------------------------------------------------------

Balance, beginning of year                   $   37,979  $   32,024   $  26,064
Policy acquisition costs deferred                79,356      76,327      72,748
Amortization charged to expense                 (80,519)    (70,372)    (66,788)

--------------------------------------------------------------------------------
     DEFERRED POLICY ACQUISITION COSTS       $   36,816  $   37,979   $  32,024
--------------------------------------------------------------------------------


The following reflects the components of underwriting, acquisition and insurance expenses (dollars in thousands):

                                                   Years Ended December 31,
                                              ----------------------------------
                                                 1997        1996        1995

--------------------------------------------------------------------------------

Amortization of policy acquisition costs     $ 80,519    $   70,372   $ 66,788
Other operating expenses                       39,557        34,660     29,325

--------------------------------------------------------------------------------
     UNDERWRITING, ACQUISITION AND
     INSURANCE EXPENSES                      $120,076    $  105,032   $ 96,113
--------------------------------------------------------------------------------

5. Property
   and Equipment


Following are the components of property and equipment (dollars in thousands):

                                                         December 31,
--------------------------------------------------------------------------------
                                                        1997        1996

--------------------------------------------------------------------------------

Land                                               $      689     $   2,372
Buildings and building equipment                          375        14,015
Furniture and equipment                                28,154        26,229
Other                                                     140            94

--------------------------------------------------------------------------------

                                                       29,358        42,710
Less accumulated depreciation and amortization         19,290        27,276

--------------------------------------------------------------------------------
     PROPERTY AND EQUIPMENT                          $ 10,068      $ 15,434
--------------------------------------------------------------------------------


Depreciation and amortization expense of property and equipment was $3.5 million, $6.0 million and $6.0 million for the years ended December 31, 1997, 1996 and 1995, respectively.

Total rental expense for the years ended December 31, 1997, 1996 and 1995 was approximately $4.2 million, $2.7 million and $1.9 million, respectively.

As part of the purchase of Shand/Evanston in 1987, the Company acquired Shand's headquarters building in Evanston, Illinois. The estimated fair value of the building had fallen significantly since 1987 due to escalating property taxes and reduced demand for office space in Evanston. In response to a purchase offer, the Company decided to dispose of the building and immediately recognized a $10.4 million ($6.8 million after tax) loss in 1996. The sale of the building was completed in 1997.

     Markel Corporation & Subsidiaries
     ---------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


5. Property and
   Equipment
   (continued)

During 1995 the Company entered into sale-leaseback agreements related to its home office facilities in Richmond, Virginia. The Company sold the properties which house its corporate offices and Richmond-based underwriting units for approximately $19.1 million and concurrently entered into ten to twelve year lease agreements with the buyers. The Company realized a $4.9 million gain on the sale of the properties which is being deferred and amortized over the terms of the operating leases.

In addition, the Company has other office facilities, furniture and equipment under operating leases with remaining terms ranging from 4 months to 60 months.

Minimum annual rental commitments for noncancelable operating leases at December 31, 1997 are as follows (dollars in thousands):

Years Ending December 31,
--------------------------------------------------------------------------------

     1998                                                 $  4,649
     1999                                                    4,772
     2000                                                    3,970
     2001                                                    3,379
     2002                                                    3,185
     2003 and thereafter                                     8,454

--------------------------------------------------------------------------------
     TOTAL                                                $ 28,409
--------------------------------------------------------------------------------

6. Intangible
   Assets

Following are the components of intangible assets (dollars in thousands):

                                                                December 31,
                                                          ----------------------
                                                              1997       1996
--------------------------------------------------------------------------------

Goodwill                                                    $ 35,668   $ 36,035
Policy renewal rights                                          1,663      3,262

--------------------------------------------------------------------------------
     INTANGIBLE ASSETS                                      $ 37,331   $ 39,297
--------------------------------------------------------------------------------

Accumulated amortization related to intangible assets was $19.6 million and $17.6 million at December 31, 1997 and 1996, respectively.


--------------------------------------------------------------------------------
7. Income Taxes

Income tax expense (benefit) on income before income taxes, substantially all of which was federal tax expense, consists of (dollars in thousands):
                                                   Years Ended December 31,
                                           -------------------------------------
                                              1997          1996          1995
--------------------------------------------------------------------------------
Current                                    $ 16,481    $    5,673      $ 12,061
Deferred                                       (557)      (15,345)        1,374

--------------------------------------------------------------------------------
     INCOME TAX EXPENSE (BENEFIT)          $ 15,924    $   (9,672)     $ 13,435
--------------------------------------------------------------------------------

The Company made income tax payments of $12.2 million in 1997, $8.4 million in 1996 and $13.0 million in 1995. Current income taxes payable were $0.9 million at December 31, 1997. At December 31, 1996, current income taxes recoverable were $3.4 million.

7. Income Taxes
   (continued)


Reconciliations of the U.S. corporate income tax rate and the effective tax rate on income before income taxes are as follows:
                                                    Years Ended December 31,
--------------------------------------------------------------------------------
                                                  1997       1996       1995

--------------------------------------------------------------------------------

U.S. corporate tax rate                           35%            35%         35%
Tax-exempt investment income                      (9)            (9)         (6)
Difference between financial reporting and tax
     bases of assets acquired                     --            (53)         --
Other                                             (2)             1          (1)

--------------------------------------------------------------------------------
     EFFECTIVE TAX RATE                           24%           (26%)        28%
--------------------------------------------------------------------------------


The components of the net deferred tax asset are as follows
 (dollars in thousands):
                                                              December 31,
--------------------------------------------------------------------------------
                                                            1997        1996

--------------------------------------------------------------------------------

Assets
     Income reported in different periods for
         financial reporting and tax purposes              $   9,721    $ 11,793
     Unpaid losses and loss adjustment expenses,
         nondeductible portion for income tax purposes        51,521      51,765
     Unearned premiums, adjustment for income tax purposes    10,714      10,918
     Other                                                     1,573         717

--------------------------------------------------------------------------------
     Total gross deferred tax assets                          73,529      75,193
--------------------------------------------------------------------------------

Liabilities
     Property and equipment, depreciation                        182       1,123
     Deferred policy acquisition costs                        12,886      13,293
     Investments, net unrealized gains                        45,909      23,559
     Differences between financial reporting and
         tax bases of assets acquired                         13,420      13,837
     Other                                                       812       1,267

--------------------------------------------------------------------------------
     Total gross deferred tax liabilities                     73,209      53,079

--------------------------------------------------------------------------------
     NET DEFERRED TAX ASSET                                $     320    $ 22,114
--------------------------------------------------------------------------------


The Company believes that a valuation allowance with respect to the realization of the total gross deferred tax assets is not necessary. The Company expects to realize the majority of its gross deferred tax assets existing at December 31, 1997 through the reversal of existing temporary differences and the application of the carryback provisions of the Internal Revenue Code. The Company expects to generate future taxable income, excluding the effect of future originating temporary differences, to realize the remaining gross deferred tax assets.

In 1996 the Internal Revenue Service completed an examination of the 1994 and prior federal tax returns and made no material adjustments.

     Markel Corporation & Subsidiaries
     ---------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


8. Unpaid Losses
   And Loss
   Adjustment
   Expenses

The following table sets forth a reconciliation of beginning and ending reserves for losses and loss adjustment expenses (dollars in thousands):
                                                      Years Ended December 31,
--------------------------------------------------------------------------------
                                                 1997         1996        1995

--------------------------------------------------------------------------------

NET RESERVES FOR LOSSES AND LOSS ADJUSTMENT
     EXPENSES, BEGINNING OF YEAR              $ 725,064   $ 575,268   $ 471,996
     Commutations and other settlements             745       6,544      54,637
     Reserves for losses and loss adjustment
         expenses of acquired insurance companies    --     117,499      35,233

--------------------------------------------------------------------------------
RESTATED NET RESERVES FOR LOSSES
     AND LOSS ADJUSTMENT EXPENSES,
     BEGINNING OF YEAR                        $ 725,809   $ 699,311   $ 561,866

Incurred losses and loss adjustment expenses
     Current year                               236,037     226,495     195,448
     Prior years                                (25,976)    (24,117)     (8,793)

--------------------------------------------------------------------------------
TOTAL INCURRED LOSSES AND
     LOSS ADJUSTMENT EXPENSES                   210,061     202,378     186,655
--------------------------------------------------------------------------------

Payments
     Current year                                44,382      52,158      42,002
     Prior years                                145,736     124,467     131,251

--------------------------------------------------------------------------------
TOTAL PAYMENTS                                  190,118     176,625     173,253

--------------------------------------------------------------------------------
NET RESERVES FOR LOSSES AND LOSS
     ADJUSTMENT EXPENSES, END OF YEAR           745,752     725,064     575,268
--------------------------------------------------------------------------------

Reinsurance recoverable on unpaid losses        225,405     210,518     159,141

--------------------------------------------------------------------------------
GROSS RESERVES FOR LOSSES AND LOSS
     ADJUSTMENT EXPENSES, END OF YEAR         $ 971,157   $ 935,582   $ 734,409
--------------------------------------------------------------------------------


The provision for prior years decreased in 1997, 1996 and 1995. Inherent in the Company's reserving practices is the desire to establish reserves that are more likely redundant than deficient. Furthermore, the Company's philosophy is to price its insurance products to make an underwriting profit, not to increase written premiums.

8. Unpaid Losses
   And Loss
   Adjustment
   Expenses
   (continued)

Management continually attempts to improve its loss estimation process by refining its ability to analyze loss development patterns, claims payments and other information, but many reasons remain for potential adverse development of estimated ultimate liabilities. For example, the uncertainties inherent in the loss estimation process have become increasingly subject to changes in social and legal trends. In recent years, these trends have expanded the liability of insureds, established new liabilities and reinterpreted contracts to provide unanticipated coverage long after the related policies were written. Such changes from past experience significantly affect the ability of insurers to estimate reserves for unpaid losses and related expenses.

Management recognizes the higher variability associated with certain exposures and books of business and considers this factor when establishing loss reserves. Management currently believes the Company's gross and net reserves, including the reserves for environmental impairment liability and toxic tort exposures, are adequate. The Company has shown cumulative redundancies in 1987 and subsequent years.

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


--------------------------------------------------------------------------------

9. Long-Term
   Debt

Long-term debt consists of the following (dollars in thousands):

                                                                December 31,
--------------------------------------------------------------------------------
                                                              1997        1996
--------------------------------------------------------------------------------

7.25% notes, due November 1, 2003, interest
    payable semi-annually, net of unamortized
    discount of $284 in 1997 and $359 in 1996              $ 93,166   $  99,641
6.06% borrowings under $150 million revolving
      credit facility                                            --      15,000
Other                                                            --          50

--------------------------------------------------------------------------------
     LONG-TERM DEBT                                        $ 93,166   $ 114,691
--------------------------------------------------------------------------------


The notes due November 1, 2003 are not redeemable or subject to any sinking fund requirements and have an effective cost of approximately 7.54%. During 1997 the Company repurchased $6.55 million of its 7.25% notes. The estimated fair value of the Company's long-term debt is based on quoted market prices at the reporting date.

In 1996 the Company arranged a syndicated revolving credit facility which provides up to $150 million for working capital and other general corporate purposes. The Company may select from various interest rate options for balances outstanding under the facility. The Company pays a commitment fee of .15% on the unused portion of the facility. The facility is a revolving credit facility until October 1, 1998. Any outstanding balances at that date are converted to a four year term loan.

     Markel Corporation & Subsidiaries
     ---------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Long-Term
   Debt
   (continued)

Following is a schedule of future principal payments due on long-term debt as of December 31, 1997 (dollars in thousands):

Years Ending December 31,
--------------------------------------------------------------------------------

     1998                                                       --
     1999                                                       --
     2000                                                       --
     2001                                                       --
     2002                                                       --
     2003 and thereafter                                  $ 93,166

--------------------------------------------------------------------------------
     TOTAL                                                $ 93,166
--------------------------------------------------------------------------------

The Company paid $7.6 million, $7.7 million and $8.4 million in interest on long-term debt during the years ended December 31, 1997, 1996 and 1995, respectively.


--------------------------------------------------------------------------------
10. Company-Obligated
    Mandatorily
    Redeemable
    Preferred
    Capital
    Securities
    (8.71% Capital
    Securities)

On January 8, 1997, the Company arranged the sale of $150 million of 8.71% Capital Securities issued under an Amended and Restated Declaration of Trust dated January 13, 1997 (The Declaration) by Markel Capital Trust I (the Trust), a statutory business trust sponsored and wholly-owned by Markel Corporation. Proceeds from the sale of the 8.71% Capital Securities were used to purchase $154,640,000 aggregate principal amount of the Company's 8.71% Junior Subordinated Deferrable Interest Debentures (the Debentures) due January 1, 2046, issued to the Trust under an indenture dated January 13, 1997 (the Indenture). The Debentures are the sole assets of the Trust. The Company has the right to defer interest payments on the Debentures for up to five years. The Capital Securities and related Debentures are redeemable by the Company on or after January 1, 2007. Taken together, the Company's obligations under the Debentures, the Indenture, the Declaration and a guarantee made by the Company provide, in the aggregate, a full, irrevocable and unconditional guarantee of payments of distributions and other amounts due on the 8.71% Capital Securities. In 1997 the Company paid $6.1 million in interest on the 8.71% Capital Securities.


--------------------------------------------------------------------------------
11. Shareholders'
    Equity

a) The Company has 15,000,000 shares of no par value common stock authorized, of which 5,473,982 and 5,458,077 shares were outstanding at December 31, 1997 and 1996, respectively. The Company is authorized to issue up to 2,069,200 shares of preferred stock, $1.00 par value per share, in one or more series and to fix the powers, designations, preferences and rights of each series. There were 11,269 shares of Series A redeemable preferred stock outstanding at December 31, 1996. These shares were included in other liabilities at a redemption value of $28.50 per share and carried a cumulative dividend of $1.50 per share, payable semi-annually. During 1997 the Company repurchased all remaining shares of the Series A redeemable preferred stock.


b) The Company has three stock option or stock award plans for employees and directors; the 1986 Stock Option Plan which expired on November 3, 1996, the 1989 Non-employee Director Stock Option Plan and the 1993 Incentive Stock Plan. At December 31, 1997, there were 190,779 shares, 60,000 shares and 100,000 shares reserved for issuance under the 1986 plan, the 1989 plan and the 1993 plan, respectively. The 1986 and the 1993 plans are administered by the Compensation Committee of the Company's Board of Directors. The 1993 plan provides for the

11. Shareholders'
    Equity
    (continued)

award of incentive stock options, stock appreciation rights or incentive stock awards to employees of the Company. The 1989 plan is administered by the Company's Board of Directors and provides for the award of non-statutory stock options to the non-employee directors. Options are granted at a price not less than market price on the date of the grant and are exercisable within a period established by the Committee or the Board at the time of the grant, but not earlier than six months from the date of grant. Options expire either five or ten years from the date of grant. At December 31, 1997, the Company had 36,000 options available for grant under the 1989 plan and 97,500 options, stock appreciation rights or incentive stock awards available for grant under the 1993 plan. Stock option transactions are summarized below:



                                            Years Ended December 31,
---------------------------------------------------------------------------------------------

                                         Weighted            Weighted            Weighted
                                          Average             Average             Average
                                         Exercise            Exercise            Exercise
                               1997        Price     1996      Price     1995      price

---------------------------------------------------------------------------------------------
Options outstanding
     at January 1            264,250    $   26      339,582   $ 24      382,421   $ 23
Granted                        2,500       144        5,000     87           --     --
Exercised                    (48,031)       17      (75,332)    22      (40,919)    12
Canceled                      (1,440)       39       (5,000)    22       (1,920)    32

----------------------------------------------------------------------------------------------
Options outstanding
     at December 31          217,279    $   29      264,250   $ 26      339,582   $ 24
----------------------------------------------------------------------------------------------

Options exercisable
     at December 31          180,283                210,735             255,274
Options available for grant
     at December 31          133,500                136,000             151,215
----------------------------------------------------------------------------------------------


The following table summarizes information about stock options outstanding at December 31, 1997:

                          Options Outstanding                   Options Exercisable
----------------------------------------------------   ---------------------------------------

                                  Weighted       Weighted                  Weighted
   Range of                        Average        Average                   Average
   Exercise       Number          Remaining      Exercise      Number      Exercise
    Prices      Outstanding   Contractual Life     Price     Exercisable     Price
----------------------------------------------------------------------------------------------
$ 10 to 15        48,783            1.7 years   $   13         48,783       $ 13
  16 to 22        77,256            1.8             19         77,256         19
  23 to 33         4,500            4.4             26          3,600         26
  34 to 47        79,240            3.7             41         50,644         41
  87               5,000            8.8             87             --         --
  144              2,500            9.8            144             --         --

----------------------------------------------------------------------------------------------
 $ 10 to 144     217,279            2.8 years   $   29        180,283       $ 24
----------------------------------------------------------------------------------------------


The pro forma impact of stock options granted in 1997 and 1996 had no effect on basic or diluted earnings per share.

     Markel Corporation & Subsidiaries
     ---------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Shareholders'
    Equity
    (continued)

c) Earnings per share is determined by dividing net income, as adjusted below, by the applicable shares outstanding (in thousands):
                                                      Years Ended December 31,
--------------------------------------------------------------------------------
                                                   1997        1996       1995

--------------------------------------------------------------------------------

Net income as reported                          $ 50,427    $ 46,672   $ 34,492
Dividends on redeemable preferred stock               (8)        (17)       (17)

--------------------------------------------------------------------------------
     Basic and diluted income                   $ 50,419    $ 46,655   $ 34,475
--------------------------------------------------------------------------------

Average common shares outstanding                  5,483       5,438      5,405
Shares applicable to common stock equivalents        169         185        200

--------------------------------------------------------------------------------
     Average diluted shares outstanding            5,652       5,623      5,605
--------------------------------------------------------------------------------


Basic shares represent average common shares outstanding. Diluted shares include average common shares outstanding and common equivalent shares attributable to stock options. Average closing common stock market prices are used to calculate the dilutive effect attributable to stock options.


--------------------------------------------------------------------------------
12. Employee
    Benefit
    Plan

The Company maintains a defined contribution plan, the Markel Corporation Retirement Savings Plan, in accordance with Section 401(k) of the Internal Revenue Code. The plan requires the Company to contribute, on an annual basis, 6% of each participating employee's compensation plus a matching contribution of 100% of the first 2% and 50% of the next 2% of each participating employee's contribution. Annual expenses relating to this plan were $2.6 million, $2.2 million and $1.9 million in 1997, 1996 and 1995, respectively.


--------------------------------------------------------------------------------
13. Reinsurance

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

The table below summarizes the effect of reinsurance on premiums written and earned (dollars in thousands):

                                        Years Ended December 31,
--------------------------------------------------------------------------------------
                           1997                   1996                     1995

--------------------------------------------------------------------------------------

                    Written      Earned     Written      Earned    Written    Earned
Direct            $ 413,252   $ 422,574   $ 398,412   $ 391,942   $ 366,739 $ 349,417
Assumed               7,395       6,938       8,058      11,062      23,879    26,158
Ceded               (90,684)    (96,634)    (93,011)    (95,551)    (93,079)  (90,429)

--------------------------------------------------------------------------------------
Net Premiums      $ 329,963   $ 332,878   $ 313,459   $ 307,453   $ 297,539 $ 285,146
--------------------------------------------------------------------------------------

13. Reinsurance
    (continued)

Incurred losses and loss adjustment expenses are net of reinsurance recoveries of $82.0 million, $51.2 million and $63.9 million for the years ended December 31, 1997, 1996 and 1995, respectively.

Since 1993 the Company has pursued the commutation, or termination, of contracts with certain reinsurers of Shand/Evanston's 1987 and prior books of business. The objectives of the commutations were to reduce credit risks and eliminate administrative expenses associated with the runoff of reinsurance placed with certain inactive reinsurers. Primarily as a result of the commutation program, during 1997 the Company reassumed exposures for ceded unpaid losses and loss adjustment expenses in exchange for $3.0 million. In 1996 and 1995 reinsurer commutations and other settlements totaled $6.5 million and $54.6 million, respectively. In all years, pricing for commutations was based on ceded unpaid losses and loss adjustment expenses at the date of commutation plus other factors deemed appropriate by management. The recording of commutations had no effect on the Company's results of operations in 1997, 1996 and 1995.

The percentage of assumed earned premiums to net earned premiums for the years ended December 31, 1997, 1996 and 1995 was approximately 2%, 4% and 9%, respectively.


--------------------------------------------------------------------------------
14. Contingencies

The Company has contingencies that arise in the normal conduct of its operations. In the opinion of management, the resolutions of these contingencies are not expected to have a material impact on the Company's financial condition.


--------------------------------------------------------------------------------
15. Related
    Party
    Transactions

The Company purchases investment counseling services from Hamblin Watsa Investment Counsel Ltd., a company in which a director of the Company has a significant interest. The cost of such services was $705,000, $674,000 and $618,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

The Company pays commissions to Gary Markel & Associates, Inc. and Gary Markel Surplus Lines Brokerage, Inc., entities owned by a director of the Company. The commissions paid were $487,000, $467,000 and $424,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

     Markel Corporation & Subsidiaries
     ---------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


16. Statutory
    Financial
    Information


The following table includes selected information for the Company's wholly-owned insurance subsidiaries as filed with insurance regulatory authorities (dollars in thousands):
                                                     Years Ended December 31,
--------------------------------------------------------------------------------
                                                   1997        1996       1995

--------------------------------------------------------------------------------

Net income                                     $  50,427   $  27,424  $  42,181
--------------------------------------------------------------------------------
Statutory capital and surplus                  $ 334,025   $ 282,774  $ 224,833
--------------------------------------------------------------------------------


The Company's insurance company subsidiaries are subject to certain regulatory restrictions on the payment of dividends or advances to the Company. As of December 31, 1997, $288.4 million of the insurance subsidiaries' statutory surplus was so restricted.

In converting from statutory accounting principles to generally accepted accounting principles, typical adjustments include deferral of policy acquisition costs, a provision for deferred federal income taxes and the inclusion of net unrealized gains or losses in shareholders' equity relating to fixed maturities.


--------------------------------------------------------------------------------
17. Acquisition

On October 31, 1996, the Company acquired Investors Insurance Holding Corp. and its subsidiaries (Investors). The acquisition was accounted for using the purchase method of accounting. Total consideration paid to the shareholders of Investors was $38.1 million which approximated the fair value of the net assets acquired. The Company funded the transaction with available cash and borrowings of approximately $15.0 million under existing lines of credit. The acquisition's effect on the Company's earnings was not significant in 1996.

The table below summarizes, on a pro forma basis, the Company's consolidated results of operations as if the purchase of Investors had taken place as of January 1, 1995 (dollars in thousands, except per share amounts):

                                                     Years Ended December 31,
--------------------------------------------------------------------------------
                                                        1996            1995

--------------------------------------------------------------------------------

Total operating revenues                              $ 405,899       $ 389,397
Net income                                               39,469          29,508
--------------------------------------------------------------------------------
Net income per share
     Basic                                            $    7.26       $    5.46
     Diluted                                          $    7.02       $    5.26
--------------------------------------------------------------------------------

Investors' results had a dilutive effect on the Company's pro forma results of operations in 1996 and 1995 due to significant loss reserve strengthening at Investors. The Company does not expect that Investors' loss reserves will require additional strengthening in future years.

18. Markel
    Corporation
    (Parent Company
    Only) Financial
    Information

CONDENSED BALANCE SHEETS

                                                                        December 31,
------------------------------------------------------------------------------------------
                                                                      1997        1996

------------------------------------------------------------------------------------------
                                                                    (dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value
     Fixed maturities (cost of $129,109 in 1997)                    $ 129,530  $      --
     Equity securities (cost of $13,439 in 1997)                       15,793         --
     Short-term investments (estimated fair value
         approximates cost)                                            35,494     17,618

-------------------------------------------------------------------------------------------
     TOTAL INVESTMENTS, AVAILABLE-FOR-SALE                            180,817     17,618
-------------------------------------------------------------------------------------------


Cash and cash equivalents                                                 649      1,562
Investments in consolidated subsidiaries                              393,174    336,301
Notes receivable due from subsidiaries                                 48,226     49,694
Other assets                                                           20,500     10,757

-------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                   $ 643,366  $ 415,932
-------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current income taxes payable                                        $     810  $     281
Deferred income taxes                                                   6,297     13,070
Long-term debt                                                         93,166    114,641
Other liabilities                                                      31,649     19,605
8.71% Junior Subordinated Deferrable
     Interest Debentures                                              154,640          --

-------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                                286,562    147,597
-------------------------------------------------------------------------------------------

     TOTAL SHAREHOLDERS' EQUITY                                       356,804    268,335

-------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $ 643,366  $ 415,932
-------------------------------------------------------------------------------------------

     Markel Corporation & Subsidiaries
     ---------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


18. Markel
    Corporation
    (Parent Company
    Only) Financial
    Information
    (continued)


CONDENSED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME


                                                                 Years Ended December 31,
---------------------------------------------------------------------------------------------------
                                                              1997        1996       1995
---------------------------------------------------------------------------------------------------
                                                                  (dollars in thousands)
REVENUES
Net investment income                                        $ 11,816   $   2,585  $   3,879
Cash dividends on common stock of
     consolidated subsidiaries                                 29,125      31,841     35,459
Other                                                           1,051       1,471        129

---------------------------------------------------------------------------------------------------
     TOTAL REVENUES                                            41,992      35,897     39,467
---------------------------------------------------------------------------------------------------

EXPENSES
Interest                                                       20,306       8,016      8,460
Other                                                             644         205      3,144

---------------------------------------------------------------------------------------------------
     TOTAL EXPENSES                                            20,950       8,221     11,604
---------------------------------------------------------------------------------------------------

     INCOME BEFORE EQUITY IN UNDISTRIBUTED
         EARNINGS OF CONSOLIDATED SUBSIDIARIES
         AND INCOME TAXES                                      21,042      27,676     27,863
Equity in undistributed earnings of
      consolidated subsidiaries                                23,666      15,655      5,139
Income tax benefit                                              5,719       3,341      1,490

---------------------------------------------------------------------------------------------------
     NET INCOME                                              $ 50,427    $ 46,672   $ 34,492
---------------------------------------------------------------------------------------------------

OTHER COMPREHENSIVE INCOME
Unrealized gains on securities
     Unrealized holding gains arising during the
         period, net of taxes of $1,334 in 1997              $  2,477    $     --   $    --
     Consolidated subsidiaries' unrealized holding gains
         arising during the period, net of taxes of $26,558
         in 1997, $7,010 in 1996 and $25,872 in 1995           49,323      13,018     48,046

---------------------------------------------------------------------------------------------------
                                                               51,800      13,018     48,046
---------------------------------------------------------------------------------------------------
     Less reclassification adjustments for gains included
         in net income, net of taxes of $363 in 1997 and
         $501 in 1996                                            (673)       (931)        --
     Less consolidated subsidiaries' reclassification
         adjustments for gains included in net income,
         net of taxes of $5,179 in 1997, $1,254 in 1996
         and $4,183 in 1995                                    (9,619)     (2,327)    (7,769)

---------------------------------------------------------------------------------------------------
                                                              (10,292)     (3,258)    (7,769)

---------------------------------------------------------------------------------------------------
     TOTAL OTHER COMPREHENSIVE INCOME                          41,508       9,760     40,277
---------------------------------------------------------------------------------------------------

     COMPREHENSIVE INCOME                                    $ 91,935    $ 56,432  $  74,769
---------------------------------------------------------------------------------------------------

18. Markel
    Corporation
    (Parent Company
    Only) Financial
    Information
    (continued)


CONDENSED STATEMENTS OF CASH FLOWS


                                                                Years Ended December 31,
------------------------------------------------------------------------------------------------
                                                             1997        1996       1995

------------------------------------------------------------------------------------------------
                                                                 (dollars in thousands)
OPERATING ACTIVITIES
Net income                                                $ 50,427    $ 46,672   $ 34,492
Adjustments to reconcile net income to net cash
     provided by operating activities                      (15,471)     (3,608)    (3,181)

------------------------------------------------------------------------------------------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES              34,956      43,064     31,311
------------------------------------------------------------------------------------------------


INVESTING ACTIVITIES
Proceeds from sales of fixed maturities
     and equity securities                                   5,918       1,472      3,147
Proceeds from maturities of fixed maturities                 2,047       2,524      1,516
Cost of fixed maturities and equity
     securities purchased                                 (152,551)     (4,030)    (4,626)
Net change in short-term investments                       (17,876)     (3,878)     1,562
Decrease (increase) in notes receivable due
     from subsidiaries                                       1,468      (4,470)    (4,005)
Capital contribution to subsidiaries                        (4,640)         --     (9,500)
Sale (acquisition) of insurance companies                   15,791     (38,050)   (24,281)
Other                                                       (1,424)     (1,263)       (96)

------------------------------------------------------------------------------------------------
     NET CASH USED BY INVESTING ACTIVITIES                (151,267)    (47,695)   (36,283)
------------------------------------------------------------------------------------------------


FINANCING ACTIVITIES
Net proceeds from issuance of 8.71% Junior
     Subordinated Deferrable Interest Debentures          152,763          --          --
Dividends to subsidiaries                                     (51)     (1,080)     (1,080)
Additions to long-term debt                                    --      40,500      27,500
Repayments and repurchases of long-term debt              (21,527)    (32,500)    (21,500)
Repurchase of preferred stock from subsidiaries           (12,000)         --          --
Other                                                      (3,787)     (1,539)        172

-----------------------------------------------------------------------------------------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES            115,398       5,381       5,092
-----------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents             (913)        750        120
Cash and cash equivalents at beginning of year              1,562         812        692

------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                  $   649     $ 1,562    $   812
------------------------------------------------------------------------------------------------

     Markel Corporation & Subsidiaries
     ---------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT

[kpmg logo]


The Board of Directors and Shareholders
Markel Corporation:

We have audited the accompanying consolidated balance sheets of Markel Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Markel Corporation and its subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.



                                                       /s/ KPMG Peat Marwick LLP

Richmond, Virginia
February 3, 1998

QUARTERLY INFORMATION

The following table presents the quarterly results of consolidated operations for 1997, 1996 and 1995 (dollars in thousands, except per share amounts):


                                      Mar. 31      June 30     Sept. 30       Dec. 31
---------------------------------------------------------------------------------------------------------------------------
1997
     Operating revenues              $ 98,473     $ 101,700    $ 110,612    $ 108,262
     Income before income taxes        11,878        12,476       21,039       20,958
     Net income                         8,790         9,722       15,988       15,927
     Comprehensive income               3,082        37,614       32,742       18,497
     Net income per share
         Basic                       $   1.61     $    1.77   $     2.91    $    2.90
         Diluted                         1.56          1.72         2.82         2.81
     Common stock price ranges
         High                        $ 113 1/2    $  131      $   157 1/2   $  161
         Low                            89           102 1/2      127 1/2      144

1996
     Operating revenues              $ 92,990     $  83,672   $   90,367    $  99,707
     Income before income taxes        10,554        10,117       11,144        5,185
     Net income                         7,810        26,090        8,469        4,303
     Comprehensive income              (3,925)       22,740       14,721       22,896
     Net income per share
         Basic                       $   1.44     $    4.81   $     1.56    $    0.79
         Diluted                         1.38          4.61         1.50         0.76
     Common stock price ranges
         High                        $  91        $   94 1/2   $   93       $   92
         Low                            72 1/2        78           85           83

1995
     Operating revenues              $ 76,525     $  82,565    $  91,543    $   92,942
     Income before income taxes         8,838        11,286       12,835        14,968
     Net income                         6,540         8,352        8,984        10,616
     Comprehensive income              19,755        21,585       14,034        19,395
     Net income per share
         Basic                       $   1.21     $    1.54    $    1.66    $     1.96
         Diluted                         1.17          1.49         1.59          1.88
     Common stock price ranges
         High                        $  48 1/4    $   57       $   75 1/2   $    75 1/2
         Low                            40 3/4        47 1/4       56 1/4        67 1/2


     Markel Corporation & Subsidiaries
     ---------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION & ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
--------------------------------------------------------------------------------



In 1997 gross premium volume totaled $423.3 million compared to $413.6 million in 1996 and $402.1 in 1995. Following is a comparison of gross premium volume by significant underwriting unit (dollars in thousands):

                                                 Years Ended December 31,
--------------------------------------------------------------------------------
GROSS PREMIUM VOLUME                           1997       1996        1995
--------------------------------------------------------------------------------
Excess and Surplus Lines                    $ 130,028   $ 121,356  $ 104,841
Professional/Products Liability               113,704     118,891    127,245
Specialty Program Insurance                    85,645      92,333    102,336
Specialty Personal and Commercial Lines        44,871      64,706     44,456
Brokered Excess and Surplus Lines              45,795       6,809         --
Other                                           3,300       9,511     23,212

--------------------------------------------------------------------------------
     Total                                  $ 423,343   $ 413,606  $ 402,090
--------------------------------------------------------------------------------



Excess and Surplus Lines premiums grew 7% in 1997 to $130.0 million and 16% in 1996 to $121.4 million from $104.8 million in 1995. The 1997 increase was due to growth in the inland marine, excess and umbrella and Markel special property programs. The increase in 1996 was the result of growth in casualty premiums due to the selective renewal of portions of the Lincoln Insurance Company (LIC) book of business, growth in the Markel special property program, as well as growth in the excess and umbrella program and the excess and surplus lines (E&S) property unit. Growth in both years was achieved despite significant competition in the E&S market.

Premiums from Professional/Products Liability insurance totaled $113.7 million in 1997 compared to $118.9 million in 1996 and $127.2 million in 1995. In 1997 growth in the employment practices product line was more than offset by lower production in the directors' and officers' liability, specified medical, financial institutions and the medical malpractice programs. In 1996 growth in the employment practices product line was mitigated by lower production in the medical malpractice and the special risks programs. The decline in both years was due to continued aggressive competition in the professional liability markets and changes in risk selection in certain programs.

Premiums from Specialty Program Insurance totaled $85.6 million in 1997 compared to $92.3 million in 1996 and $102.3 million in 1995. Lower premium volume due to intense competition in the camp and youth recreation division accounted for the majority of the decrease in 1997. Also in 1997 the unit began directly placing all of its workers' compensation business with another insurance carrier. In 1996 premium volume was adversely affected by intense competition and the nonrenewal of certain underperforming lines of business.

Specialty Personal and Commercial Lines premiums were $44.9 million in 1997 compared to 1996 premiums of $64.7 million and 1995 premiums of $44.5 million. During 1997 an improved economy helped increase production in the recreational products division which was more than offset by the discontinuance of two unprofitable auto insurance programs and a change in the distribution system of a third auto program for lenders. New programs added in 1996 and 1995, including several auto related products and property coverage for mobile homes and dwellings, contributed $43.2 million to 1996 production.


(Premium chart appears here. Plot points are below).
                  Premiums
                (in millions)


                                       1995    1996     1997

gross premium volume                   $402     $414     $423
net premium volume                     $298     $313     $350

Premiums from Brokered Excess and Surplus Lines increased to $45.8 million in 1997 from $6.8 million in 1996. This new underwriting unit was the result of the purchase of Investors Insurance Holding Corp. (Investors) on October 31, 1996.

Other gross premium volume was $3.3 million in 1997 compared to $9.5 million in 1996 and $23.2 million in 1995. In 1997 other gross premium volume primarily consisted of facultative reinsurance placed by the Professional/Products Liability unit. Prior years also included runoff business related to LIC and the Company's brokerage unit which was sold in the Fall of 1996.

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

The Company enters into reinsurance agreements in order to reduce its liability on individual risks and enable it to underwrite policies with higher limits. The Company's net retention of gross premium volume increased to 78% in 1997 compared to 76% in 1996 and 74% in 1995. The increase in 1997 reflected higher retentions in the Specialty Personal and Commercial Lines unit. In 1996 the increase was due to a new reinsurance treaty structure in the Specialty Program Insurance unit.

Total operating revenues increased 14% to $419.0 million in 1997 from $366.7 million in 1996. Operating revenues in 1996 were 7% above the $343.6 million reported in 1995. In 1997 growth in earned premiums and substantially higher net investment income and realized gains accounted for the increase in revenues. In 1996 growth in earned premiums and higher net investment income more than offset lower realized gains from the sales of investments.

Earned premiums advanced 8% to $332.9 million in 1997 and 8% to $307.5 million in 1996 from $285.1 million in 1995. Following is a comparison of earned premiums by significant underwriting unit (dollars in thousands):

                                                    Years Ended December 31,
--------------------------------------------------------------------------------
EARNED PREMIUMS                                   1997        1996       1995
--------------------------------------------------------------------------------

Excess and Surplus Lines                      $   84,244  $   76,089 $   70,160
Professional/Products Liability                  102,075     110,154    112,988
Specialty Program Insurance                       67,778      68,906     64,582
Specialty Personal and Commercial Lines           48,622      45,102     25,181
Brokered Excess and Surplus Lines                 30,170       4,957         --
Other                                                (11)      2,245     12,235

--------------------------------------------------------------------------------
     Total                                     $ 332,878   $ 307,453  $ 285,146
--------------------------------------------------------------------------------

     Markel Corporation & Subsidiaries
     ---------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION & ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Excess and Surplus Lines earned premiums rose 11% in 1997 to $84.2 million and 8% in 1996 to $76.1 million from $70.2 million in 1995. Higher gross premium volume over the past several years accounted for the increases. Premiums earned from Professional/Products Liability insurance decreased 7% in 1997 to $102.1 million and decreased 3% in 1996 to $110.2 million from $113.0 million in 1995. The 1997 and 1996 declines resulted from lower gross premium volume over the past three years as a result of the extremely competitive professional liability market. Specialty Program Insurance earned premiums decreased 2% to $67.8 million in 1997 and increased 7% to $68.9 million in 1996 from $64.6 million in 1995. The decline in 1997 was due to lower gross premium volume. The growth in 1996 was caused by increased retentions of gross premium volume over the past several years and growth in gross premiums in 1995. Specialty Personal and Commercial Lines earned premiums rose 8% in 1997 to $48.6 million and 79% in 1996 to $45.1 million from $25.2 million in 1995. The increase was due to significant growth in gross premium volume in 1996 and 1995 from new programs as well as established programs. Premiums earned from Brokered Excess and Surplus Lines increased in 1997 to $30.2 million from $5.0 million in 1996.

Net investment income increased 34% in 1997 to $68.7 million and 19% in 1996 to $51.2 million from $43.0 million in 1995. The increase in 1997 reflected the impact of significant growth in the Company's investment portfolio due to the acquisition of Investors, the issuance of $150.0 million of 8.71% Capital Securities in January 1997 and operating cash flows. The 1996 increase reflected the impact of significant growth in the investment portfolio due to the purchase of Investors and operating cash flows. Invested assets grew 25% in 1997 to $1.4 billion and 24% in 1996 to $1.1 billion from $908.6 million in 1995.

Net realized gains from the sales of investments totaled $15.8 million in 1997 compared to $5.0 million in 1996 and $12.0 million in 1995. Over the past three years, the Company has experienced variability in its realized and unrealized investment gains. The fluctuations are primarily the result of interest rate volatility which influences the market values of fixed maturity and equity investments. The Company's investment strategy seeks to maximize total investment returns over a long-term period. The Company's focus on long-term total investment returns may result in variability in the level of realized and unrealized investment gains and losses from one period to the next.

(Investment Earnings chart appears here. Plot points are below).
             Investment Earnings
                (in millions)


                                       1995    1996     1997
[S] [C]
net realized gains                     $ 12     $  5     $ 16
net investment income                  $ 43     $ 51     $ 69
                                      ------    -----  -------
Investment earnings                    $ 55     $ 56     $ 85


Total operating expenses, which included losses and loss adjustment expenses, underwriting, acquisition and insurance expenses, other operating expenses, amortization of intangible assets and a nonrecurring item in 1996, were $332.6 million in 1997 compared to $321.7 million in 1996 and $287.2 million in 1995. Higher variable expenses associated with higher earned premiums accounted for the majority of the increase in 1997 and 1996. As part of the purchase of Shand/Evanston in 1987, the Company acquired Shand's headquarters building in Evanston, Illinois. The estimated fair value of the building had fallen significantly since 1987 due to escalating property taxes and reduced demand for office space in Evanston. In response to a purchase offer, the Company decided to dispose of the building and immediately recognized a $10.4 million, nonrecurring, non-cash loss in 1996.

The following is a comparison of selected data from the Company's operations (dollars in thousands):

                                                          Years Ended December 31,
------------------------------------------------------------------------------------------
                                                        1997        1996       1995
------------------------------------------------------------------------------------------
Gross premium volume                                 $ 423,343   $ 413,606  $ 402,090
Net premiums written                                 $ 329,963   $ 313,459  $ 297,539
Net retention                                               78%         76%        74%
Earned premiums                                      $ 332,878   $ 307,453  $ 285,146
Losses and loss adjustment expenses                  $ 210,061   $ 202,378  $ 186,655
Underwriting, acquisition and insurance expenses     $ 120,076   $ 105,032  $  96,113
Underwriting profit                                  $   2,741   $      43  $   2,378

GAAP RATIOS
Loss ratio                                                  63%         66%        65%
Expense ratio                                               36%         34%        34%

-------------------------------------------------------------------------------------------
     COMBINED RATIO                                         99%        100%        99%
-------------------------------------------------------------------------------------------


The combined ratio measures the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums. The loss ratio for 1997 decreased to 63% from 66% in 1996 and from 65% in 1995. The 1997 loss ratio compared favorably to 1996 due to winter storm and Hurricane Fran property losses and underwriting losses in the professional liability book of business in 1996. The storm losses and professional liability underwriting losses in 1996 were also responsible for the increase in the loss ratio in 1996 compared to 1995. The expense ratio was 36% in 1997 compared to 34% in 1996 and 1995. The 1997 expense ratio increased due to higher policy acquisition and overhead expenses which were partially offset by contingent profit commissions from reinsurers. The 1996 expense ratio benefited from the recognition of contingent profit commissions which offset higher acquisition costs in several of the Company's recently added lines of business.

Interest expense increased to $20.1 million in 1997 compared to $8.0 million in 1996 and $8.5 million in 1995. The 1997 increase was due to the issuance of the 8.71% Capital Securities in January 1997. The 1996 decrease was due to the repayment, late in 1995, of the majority of the debt incurred for the purchase of LIC.

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

Income from core underwriting and investing operations advanced to $42.0 million in 1997 which represented a 23% increase over 1996. In 1996 income from core operations rose 17% to $33.9 million from $28.9 million in 1995. The 1997 and 1996 increases were due to continued underwriting profitability and higher net investment income, resulting primarily from larger investment portfolios.



(Earnings from Core Operations chart appears here. Plot points are below).
                  Earnings from Core Operations
                         (per diluted share)


                      1995    1996     1997

                      $5.15   $6.03   $7.43

     Markel Corporation & Subsidiaries
     ---------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION & ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Net income was $50.4 million in 1997 compared to $46.7 million in 1996 and $34.5 million in 1995. The growth in 1997 was due to substantial increases in net investment income and realized investment gains. In 1996 growth in net investment income was partially offset by a decrease in realized investment gains. Also during 1996, the Company recognized an $18.4 million nonrecurring tax benefit which was partially offset by the recognition of the building loss of $6.8 million, net of taxes.

Comprehensive income was $91.9 million in 1997 compared to $56.4 million in 1996 and $74.8 in 1995. The growth in 1997 was due to higher net income and higher other comprehensive income as a result of increased unrealized holding gains on equity and fixed maturity securities. The decrease in comprehensive income in 1996 was due to lower other comprehensive income as a result of lower unrealized holding gains on equity and fixed maturity securities compared to 1995 mitigated by higher net income.

CLAIMS AND RESERVES
--------------------------------------------------------------------------------

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

Generally accepted accounting principles require that reserves for claims incurred but not reported be based on the estimated ultimate cost of settling claims, including the effects of inflation and other social and economic factors, using past experience adjusted for current trends and any other factors that would modify past experience. The Company also evaluates and adjusts reserves for uncollectible reinsurance in accordance with its collection experience and the development of the gross reserves.

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

The following table represents the development of the Company's balance sheet reserves for the period 1987 through 1997 (in thousands):

                          1987     1988      1989     1990      1991     1992     1993      1994     1995      1996     1997
------------------------------------------------------------------------------------------------------------------------------------
Net reserves restated
for commutations,
acquisitions and other  $ 486,197  487,445   508,517  511,186  557,736  569,951   598,681  619,776   671,629  725,247   745,752
------------------------------------------------------------------------------------------------------------------------------------

Paid (cumulative)
as of:
One year later             79,318   54,180    65,810   52,545   83,720   95,084   151,413  135,947   124,467  145,736
Two years later           111,929   89,973   116,418  107,209  156,256  217,180   253,418  219,133   227,640
Three years later         140,161  131,899   154,798  160,808  253,424  297,034   307,831  286,926
Four years later          176,442  160,942   194,199  242,670  318,298  331,709   353,325
Five years later          195,152  199,982   258,412  297,914  346,009  361,214
Six years later           230,109  261,185   310,448  320,766  367,636
Seven years later         285,296  312,210   331,842  337,735
Eight years later         335,971  332,622   346,213
Nine years later          355,460  346,002
Ten years later           368,179

Reserves
re-estimated as of:
One year later            498,624  497,389   503,051  506,808  548,147  563,712   596,455  610,983   647,512  699,271
Two years later           495,890  478,047   500,962  494,930  543,085  553,375   582,745  585,849   620,739
Three years later         477,996  475,171   493,615  490,933  529,882  538,126   564,583  563,333
Four years later          486,622  480,335   486,805  479,933  514,165  521,906   559,482
Five years later          495,106  477,506   475,616  464,311  501,265  524,532
Six years later           492,077  466,916   459,264  452,954  507,776
Seven years later         483,339  449,730   448,751  464,268
Eight years later         465,837  441,298   461,379
Nine years later          457,879  454,972
Ten years later           472,782


Cumulative
redundancy             $   13,415   32,473    47,138   46,918   49,960   45,419    39,199    56,443   50,890   25,976
------------------------------------------------------------------------------------------------------------------------------------

Cumulative %                    3%       7%        9%       9%       9%        8%       7%       9%        8%        4%

Gross liability, end of year, restated for acquisitions and other        852,257   853,201   795,745  863,177  925,861   971,157
Reinsurance recoverable, restated for commutations, acquisitions         282,306   254,520   175,969  191,548  200,614   225,405
    and other
------------------------------------------------------------------------------------------------------------------------------------
Net liability, end of year, restated for commutations, acquisitions      569,951   598,681   619,776  671,629  725,247   745,752
    and other
------------------------------------------------------------------------------------------------------------------------------------

Gross re-estimated liability                                             859,187   812,763   740,093  815,523  926,382
Re-estimated recoverable                                                 334,655   253,281   176,760  194,784  227,111

------------------------------------------------------------------------------------------------------------------------------------
Net re-estimated liability                                               524,532   559,482   563,333  620,739  699,271
------------------------------------------------------------------------------------------------------------------------------------
Gross cumulative redundancy (deficiency)                                  (6,930)   40,438    55,652   47,654     (521)
------------------------------------------------------------------------------------------------------------------------------------

     Markel Corporation & Subsidiaries
     ---------------------------------------------------------------------------

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

The upper portion of the table shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. The lower portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. For example, the 1992 liability for losses and loss adjustment expenses at the end of 1992 for 1992 and all prior years, adjusted for commutations, acquisitions and other, was originally estimated to be $570.0 million. Five years later, as of December 31, 1997, this amount was re-estimated to be $524.5 million, of which $361.2 million had been paid, leaving a reserve of $163.3 million for losses and loss adjustment expenses for 1992 and prior years remaining unpaid as of December 31, 1997.

Cumulative redundancy represents the change in the estimate from the original balance sheet date to the date of the current estimate. For example, the 1992 liability for losses and loss adjustment expenses developed a $45.4 million redundancy from December 31, 1992 to December 31, 1997, five years later. Conditions and trends that have affected the development of liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on the table. The gross cumulative redundancies (deficiencies) for 1996 and prior years are presented before deductions for reinsurance. Gross deficiencies and redundancies may be significantly more or less than net deficiencies and redundancies depending on the nature and extent of applicable reinsurance.

The re-estimated reserves for 1987 and prior increased $14.9 million in 1997. This development was the result of reserve strengthening by management for environmental impairment liability (EIL) and toxic tort claims. Inherent volatility in EIL and toxic tort claims and management's desire to maintain reserves for all lines of business that are more likely redundant than deficient necessitated the reserve increases.

ENVIRONMENTAL MATTERS
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

Shand/Evanston's defenses in EIL claims have generally been policy specific and have included defenses of non-disclosure and misrepresentation on policy applications, policy exclusions including site limitations, late assertion of claims and the existence of other valid and collectible insurance.

Following is an analysis of the Company's net outstanding reserves for Shand/Evanston's EIL exposures. Commutations include reinsurer commutations completed in 1997 as well as changes in reserves related to reinsurer commutations occurring in earlier years. (dollars in thousands)

                                                    Years Ended December 31,
--------------------------------------------------------------------------------
                                                  1997        1996       1995

--------------------------------------------------------------------------------

Case reserves                                 $      685   $    665   $    579
Case and IBNR reserves reassumed through
     commutations                                 19,653     14,730     13,125

--------------------------------------------------------------------------------
     TOTAL                                    $   20,338   $ 15,395   $ 13,704
--------------------------------------------------------------------------------

Net paid losses and loss adjustment expenses  $    2,905   $  3,616   $ 14,894
--------------------------------------------------------------------------------


Shand/Evanston carried net EIL case and IBNR reserves for losses and loss adjustment expenses of $20.3 million at December 31, 1997 compared to $15.4 million at December 31, 1996 and $13.7 million at December 31, 1995. The Company's goal is to close EIL claims as aggressively as reasonably possible. The increase in 1997 and 1996 reserves was due to development on existing claims as well as limited new claim activity.

In some cases, the Company may be entitled to subrogation against other primary insurers. No specific provision for these potential recoveries is made when establishing loss and loss adjustment expense reserves for EIL. As of December 31, 1997, Shand/Evanston's net retention of case and IBNR reserves related to EIL was approximately 81% of gross EIL case and IBNR reserves.

Inception to date net paid losses and loss adjustment expenses for EIL related exposures totaled $117.9 million at December 31, 1997, of which approximately $9.9 million was litigation related expense.

There were 10 active site exposures related to EIL at December 31, 1997 and December 31, 1996 compared to 9 active site exposures at December 31, 1995. The 10 active site exposures at December 31, 1997 represented 10 insureds. Management believes future exposure to valid claims is limited because coverage was afforded on a claims made basis.

Shand/Evanston's exposure to toxic tort related claims originated from umbrella, excess and commercial general liability (CGL) insurance it underwrote on an occurrence basis from the late 1970's to mid-1980's. The majority of the policies attach over a self-insured retention, deductible or other insurance. This book of business was reinsured with numerous reinsurers, and Shand/Evanston's original retention was less than 5% of policy limits. Policy limits ranged from $125,000 to $30 million. Toxic tort claims include property damage and clean-up related to pollution, as well as personal injury allegedly arising from exposure to hazardous materials. After 1986 Shand/Evanston underwrote CGL coverage using a claims made form which included a pollution exclusion that significantly reduced its exposure to toxic tort claims.

     Markel Corporation & Subsidiaries
     ---------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION & ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Insurance coverage issues and other uncertainties have made the estimation of reserves for toxic tort exposures difficult. The outcome of legal actions to determine general liability coverages related to toxic tort issues has been inconsistent among the states with respect to whether insurance coverage exists at all, what policies provide the coverage, when and if an insurer has a duty to defend, whether the release of contaminants is one or more "occurrence" for purposes of determining applicable policy limits, how pollution exclusions in policies should be applied and whether clean-up costs constitute property damage. Regulatory requirements regarding environmental matters are also inconsistent and change frequently.

Following is an analysis of the Company's net outstanding reserves for Shand/Evanston's toxic tort exposures. Commutations include reinsurer commutations completed in 1997 as well as changes in reserves related to reinsurer commutations occurring in earlier years. (dollars in thousands)

                                                    Years Ended December 31,
--------------------------------------------------------------------------------
                                                  1997        1996       1995

--------------------------------------------------------------------------------

Case reserves                                    $  1,660    $  1,782   $  2,197
IBNR reserves                                       2,147       1,354      1,589
Case and IBNR reserves reassumed through
     commutations                                  50,280      37,751     44,636

--------------------------------------------------------------------------------
     TOTAL                                       $ 54,087    $ 40,887   $ 48,422
--------------------------------------------------------------------------------

Net paid losses and loss adjustment expenses     $  8,152    $ 10,849   $  1,504
--------------------------------------------------------------------------------


Shand/Evanston carried net toxic tort case and IBNR reserves for losses and loss adjustment expenses of $54.1 million at December 31, 1997 compared to $40.9 million at December 31, 1996 and $48.4 million at December 31, 1995. The increase in net toxic tort reserves in 1997 was due to reserve strengthening by management. The decrease in net toxic tort reserves in 1996 was due to claims payments partially offset by increases due to commutations with reinsurers and adverse development in the underlying exposures. As of December 31, 1997, Shand/Evanston's net retention of case and IBNR reserves related to toxic torts was approximately 87% of gross toxic tort case and IBNR reserves.

Inception to date net paid losses and loss adjustment expenses for toxic tort related exposures totaled $27.4 million, of which approximately $2.5 million was litigation related expense.

During 1997 and 1996 the Company paid $3.8 million and $7.4 million, respectively, for breast implant product liability claims. The exposure had been fully reserved in prior years. At December 31, 1997, the Company has either paid or fully reserved all of its breast implant product liability exposure.

There were 165 open claims related to toxic torts at December 31, 1997 compared to 210 at December 31, 1996 and 249 at December 31, 1995. Of the toxic tort claims open at December 31, 1997, approximately 10% were products liability asbestos or related claims. The average severity of toxic tort claims is substantially lower than the average severity of EIL claims.

The Company's reserves for losses and loss adjustment expenses related to EIL and toxic tort exposures represent management's best estimate of ultimate settlement values. These reserves

--------------------------------------------------------------------------------

are continually monitored by management, and the Company's statistical analysis of these reserves is reviewed by independent consulting actuaries. In addition, the Company continues to maintain unallocated IBNR reserves to further mitigate the impact of adverse development, if any, in these and other reserves.

During 1997 the Company sold LIC with the Company retaining all of LIC's loss reserves and related assets including LIC's rights to indemnity from the former owners of LIC.The former owners of LIC have indemnified the Company against adverse development of losses and loss adjustment expenses and uncollectible reinsurance, if any, in an amount up to the Company's purchase price for LIC of approximately $24 million. This indemnification covers all of LIC's reserves, including environmental matters. At December 31, 1997, case and IBNR reserves for toxic tort claims attributable to LIC were $6.9 million.

Exposures of these types are generally subject to significant uncertainty due to potential severity and an uncertain legal climate. Reserves for these types of claims could be subject to increases in the future; however, these reserves have been established in accordance with the Company's desire to have reserves of all types that are more likely redundant than deficient.


LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

The Company seeks to maintain prudent levels of liquidity and financial leverage for the protection of its policyholders, creditors and shareholders. The Company's targeted capital structure is approximately one-third debt to two-thirds equity. At December 31, 1997, the Company's debt to total capital ratio was 28%. In calculating its debt to total capital ratio, the Company treats the 8.71% Capital Securities as one-half debt and one-half equity. From time to time, the Company's debt to total capital ratio may increase due to business opportunities that may be financed in the short term with debt.

In order to maintain strong liquidity, the Company seeks to maintain cash, short-term investments and fixed maturities of approximately two times annual interest expense at its holding company (Markel Corporation). At December 31, 1997, $165.7 million of cash, short-term investments and fixed maturities were held at Markel Corporation which approximated 8.2 times annual interest expense. The Company is holding the proceeds of the 8.71% Capital Securities offering at the holding company until the funds can be invested for the long term.

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

     Markel Corporation & Subsidiaries
     ---------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION & ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


The holding company has historically relied upon dividends from its subsidiaries to meet debt service obligations. Under the insurance laws of the various states in which the Company's insurance subsidiaries are incorporated, an insurer is restricted in the amount of dividends it may pay without prior approval of regulatory authorities. Pursuant to such laws, at December 31, 1997, the Company's insurance subsidiaries could pay dividends of $45.6 million without prior regulatory approval.

The Company's invested assets increased to $1.4 billion at December 31, 1997 from $1.1 billion at December 31, 1996. The increase in invested assets was due to the issuance of $150.0 million of 8.71% Capital Securities in January 1997, the increase in the market value of the Company's fixed maturity and equity investments and operating cash flows.

          (Invested Assets chart appears here. Plot points are below)
                                Invested Assets
                                 (in millions)

                                1995    1996    1997

                                $909   $1,131  $1,408

Long-term debt decreased to $93.2 million at December 31, 1997 from $114.7 million at December 31, 1996. During 1997 the Company repurchased $6.55 million of its 7.25% notes. In 1996 the Company arranged a revolving credit facility which provides up to $150.0 million of funds for working capital and other general corporate purposes. As of December 31, 1997, there was no outstanding balance under the revolving credit facility as compared to $15.0 million outstanding at December 31, 1996.

In January 1997 the Company arranged the sale of $150.0 million of 8.71% Capital Securities issued by Markel Capital Trust I, a statutory business trust sponsored by Markel Corporation. Proceeds from the sale of the Capital Securities were used to purchase the Company's 8.71% Junior Subordinated Deferrable Interest Debentures due January 1, 2046. The Capital Securities and related Debentures are redeemable by the Company on or after January 1, 2007.

The Company's insurance operations require capital to support premium writings. The National Association of Insurance Commissioners (NAIC) developed a model law and risk-based capital formula designed to help regulators identify P&C insurers that may be inadequately capitalized. Under the NAIC's requirements, an insurer must maintain total capital and surplus above a calculated threshold or face varying levels of regulatory action. The capital and surplus at December 31, 1997 of each of the Company's insurance subsidiaries was above the minimum regulatory threshold.

OTHER MATTERS
--------------------------------------------------------------------------------


The Year 2000 issue affects virtually all companies and organizations. Many companies have existing computer applications which use only two digits to identify a year in the date field. These applications were designed and developed without considering the impact of the change of the century. If not corrected these computer applications may fail or create erroneous results by the year 2000.

The majority of the Company's material applications have been developed within the past several years, and the Company considered the Year 2000 issue during system development. The Company has implemented a due diligence plan to test all of its material systems for Year 2000 compliance. It is anticipated that all systems will be reviewed for compliance, and any necessary modification to applications will be completed by the end of 1998. In addition the Company is conducting a comprehensive review of its business practices to limit its exposure to Year 2000 claims from insureds and protect itself from potential Year 2000 problems experienced by its business partners. The Company does not expect the cost of external or internal resources used to address Year 2000 compliance to be material to the Company's results of operations or financial position.

IMPACT OF INFLATION
--------------------------------------------------------------------------------

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

IMPACT OF ACCOUNTING STANDARDS
--------------------------------------------------------------------------------

In June 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 is effective for years beginning after December 15, 1997. This standard supersedes SFAS No. 14 and establishes new disclosure requirements about products and services, geographic areas and major customers on an annual and quarterly basis. The standard requires companies to disclose qualitative and quantitative segment data on the basis that is used by management for evaluating segment performance and deciding how to allocate resources. The Company is currently evaluating what its meaningful reporting segments will be under SFAS No. 131.

     Markel Corporation & Subsidiaries
     ---------------------------------------------------------------------------

MARKET AND DIVIDEND INFORMATION
--------------------------------------------------------------------------------



Effective June 11, 1997, the Company's common stock began trading on the New York Stock Exchange under the symbol MKL. Prior to that time, the Company's stock traded in the NASDAQ stock market under the symbol MAKL. The number of shareholders of record as of January 31, 1998 was 473. The total number of shareholders, including those holding shares in "street name" or in brokerage accounts is estimated to be in excess of 3,500. The Company's current strategy is to retain earnings, permitting the Company to take advantage of expansion and acquisition opportunities. Consequently, the Company has never paid a cash dividend on its common stock.

NASDAQ quotations through June 10, 1997 reflect a high sales price of $124.00 and a low sales price of $89.00. High and low closing sales prices as reported on the New York Stock Exchange composite tape for the remainder of the year were $161.00 and $122.00, respectively. See "Quarterly Information" on page 49 for additional quarterly sales price information.

SHAREHOLDER RELATIONS, FORM 10-K
--------------------------------------------------------------------------------

This document represents Markel Corporation's Annual Report and Form 10-K which is filed with the Securities and Exchange Commission.

Information about Markel Corporation, including exhibits filed as part of this Form 10-K, may be obtained by writing Mr. Bruce Kay, Vice President-Investor Relations, at the corporate offices, or by calling (800) 446-6671.

ANNUAL SHAREHOLDERS' MEETING
--------------------------------------------------------------------------------

Shareholders of Markel Corporation are invited to attend the Annual Meeting to be held at The Jefferson Hotel, Franklin and Adams Streets, Richmond, Virginia at 4:30 p.m., May 19, 1998.

TRANSFER AGENT
--------------------------------------------------------------------------------

First Union National Bank
Shareholder Services Group-1153
1525 West W.T. Harris Boulevard 3C3
Charlotte, North Carolina 28288-1153
(800) 829-8432

CORPORATE OFFICES
--------------------------------------------------------------------------------

Markel Corporation
4551 Cox Road
Glen Allen, Virginia 23060
(804) 747-0136
(800) 446-6671

     ---------------------------------------------------------------------------

DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS
--------------------------------------------------------------------------------



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

Gary L. Markel
President
Gary Markel & Associates, Inc.

Steven A. Markel
Vice Chairman

Darrell D. Martin
Executive Vice President and Chief Financial Officer

V. Prem Watsa
Principal
Hamblin Watsa Investment Counsel Ltd.

EXECUTIVE OFFICERS
--------------------------------------------------------------------------------

Alan I. Kirshner
Chairman of the Board and Chief Executive Officer since 1986. He served as President from 1979 until March of 1992 and has been a Director of the Company since 1978. Age 62.

Anthony F. Markel
President and Chief Operating Officer since March of 1992. He served as Executive Vice President from 1979 until March of 1992 and has been a Director of the Company since 1978.
Age 56.

Steven A. Markel
Vice Chairman since March of 1992. He served as Treasurer from 1986 to August of 1993, and Executive Vice President from 1986 to March of 1992 and has been a Director of the Company since 1978. Age 49.

Darrell D. Martin
Executive Vice President and Chief Financial Officer since March of 1992. He served as Chief Financial Officer from 1988 to March of 1992 and has been a Director of the Company since January 1991. Age 49.

APPENDIX

MARKEL CORPORATION ANNUAL REPORT ON FORM 10-K
Statement of Differences


1. The pages in the electronic filing do not correspond to the pages in the printed document because there is more material on each page of the printed document. The printed Annual Report and Form 10-K also contains numerous charts, graphs and pictures not incorporated into the electronic Form 10-K.

2. The information on pages 64 and 65 of the printed document, i.e. the 10-K cover sheet and Index and Cross References, have been repositioned on pages 1 and 2 of the electronic document for ease of reference.

3. The information on pages 24 and 25 of the printed document, i.e. the Selected Financial Data has been repositioned over 3 consecutive pages of the electronic document for ease of use. The footnotes to the Selected Financial Data are meant to apply to all three pages of the electronic document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKEL CORPORATION

By: Steven A. Markel
   -------------------
    Vice Chairman
    March 27, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures            Title

Alan I. Kirshner*,    Chief Executive Officer and Chairman of the
------------------    Board of Directors

Anthony F. Markel*,   President, Chief Operating Officer and
------------------    Director

Steven A. Markel*,    Vice Chairman and Director
-----------------

Darrell D. Martin*,   Executive Vice President, Chief Financial Officer
-----------------     and Director (Principal Accounting Officer)

Leslie A. Grandis*,   Director
------------------

Stewart M. Kasen*,    Director
------------------

Gary L. Markel*,      Director
------------------

V. Prem Watsa*,       Director
------------------

*Signed as of March 27, 1998.

Index to Exhibits
3 (i) Amended and Restated Articles of Incorporation, as amended (3.1)a

3 (ii) Bylaws, as amended (3.2)b

4 The registrant hereby agrees to furnish to the Securities and Exchange Commission a copy of all instruments defining the rights of holders of long-term debt of the registrant and subsidiaries shown on the Consolidated Balance Sheet of registrant at December 31, 1997, and the respective Notes thereto, included in this Annual Report on Form 10-K.

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

10.4 Executive Employment Agreement between Markel Corporation and Alan I. Kirshner dated as of October 1, 1991 (10.5)f

10.5 Executive Employment Agreement between Markel Corporation and Anthony F. Markel dated as of October 1, 1991 (10.6)f

10.6 Executive Employment Agreement between Markel Corporation and Steven A. Markel dated as of October 1, 1991 (10.7)f

10.7 Executive Employment Agreement between Markel Corporation and Darrell D. Martin dated as of March 1, 1992 (10.8)f

10.8(a) Lease Agreement dated July 21, 1995 between Prudential Insurance Company of America and Registrant related to premises located at 4551 Cox Road, Glen Allen, Virginia (10.9a) g

10.8(b) Lease Agreement dated July 21, 1995 between Prudential Insurance Company of America and Registrant related to premises located at 4600 Cox Road, Glen Allen, Virginia (10.9b)g

21 Subsidiaries of Markel Corporation (21)h

23 Consent of independent auditors to incorporation by reference of certain reports into the Registrant's Registration Statements on Form S-8.

27 Financial Data Schedule

a. Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant's 1990 Form 10-K Annual Report

b. Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant's 1992 Form 10-K Annual Report

c. Incorporated by reference from the exhibit shown in the parentheses filed with the Commission on May 25, 1989 in the Registrant's Registration Statement on Form S-8 (Registration No. 33-28921)

d. Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on May 15, 1989, as filed with the Commission

e. Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant's 1994 Form 10-K Annual Report

f. Incorporated by reference from the exhibit shown in the parentheses filed with the Commission in the Registrant's 1991 Form 10-K Annual Report

Markel Corporation & Subsidiaries

g. Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant's 1995 Form 10-K Annual Report

h. Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant's 1996 Form 10-K Annual Report.