Form 10-Q
period 1998-03-31
MARKEL CORP
filed 1998-04-30
CIK 803509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the quarterly period ended March 31, 1998

or

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

Yes [ X ]   No [   ]

Number of shares of the registrant's common stock outstanding at April 28, 1998:
5,500,232

                               Markel Corporation
                                   Form 10-Q

                                     Index

                                                                                       Page Number
PART I. FINANCIAL INFORMATION:

         Item 1. Financial Statements

                  Consolidated Balance Sheets--
                   March 31, 1998 and December 31, 1997                                   3

                  Consolidated Statements of Income and Comprehensive Income--
                   Three Months Ended March 31, 1998 and 1997                             4

                  Consolidated Statements of Cash Flows--
                   Three Months Ended March 31, 1998 and 1997                             5

                  Notes to Consolidated Financial Statements--
                   March 31, 1998                                                         6

         Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                                   8

PART II. OTHER INFORMATION:

                  Item 6. Exhibits and Reports on Form 8-K                                11

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      MARKEL CORPORATION AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                                                                March 31,      December 31,
                                                                                                  1998             1997
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                   (dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value
     Fixed maturities (cost of $1,050,282 in 1998 and $1,037,807 in 1997)                       $ 1,075,112    $ 1,063,191
     Equity securities (cost of $165,237 in 1998 and $147,601 in 1997)                              300,856        253,385
     Short-term investments (estimated fair value approximates cost)                                 64,655         91,744
-----------------------------------------------------------------------------------------------------------------------------

     Total Investments, Available-For-Sale                                                        1,440,623      1,408,320
-----------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents                                                                             1,169          1,309
Receivables                                                                                          62,874         67,573
Reinsurance recoverable on unpaid losses                                                            210,671        225,405
Reinsurance recoverable on paid losses                                                               12,108         15,530
Deferred policy acquisition costs                                                                    36,403         36,816
Prepaid reinsurance premiums                                                                         37,850         39,758
Property and equipment                                                                                9,640         10,068
Intangible assets                                                                                    36,822         37,331
Other assets                                                                                         24,652         27,990
-----------------------------------------------------------------------------------------------------------------------------

     Total Assets                                                                               $ 1,872,812    $ 1,870,100
-----------------------------------------------------------------------------------------------------------------------------


LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses                                                      $   950,622    $   971,157
Unearned premiums                                                                                   188,457        192,815
Payables to insurance companies                                                                      24,331         29,148
Long-term debt (estimated fair value of $96,627 in 1998 and $96,197 in 1997)                         93,179         93,166
Other liabilities                                                                                    77,157         77,010
Company-Obligated Mandatorily Redeemable Preferred Capital Securities of Subsidiary
     Trust Holding Solely Junior Subordinated Deferrable Interest Debentures
     of Markel Corporation                                                                          150,000        150,000
-----------------------------------------------------------------------------------------------------------------------------

     Total Liabilities                                                                            1,483,746      1,513,296
-----------------------------------------------------------------------------------------------------------------------------

Shareholders' equity
     Common stock                                                                                    25,048         24,660
     Retained earnings                                                                              259,726        246,885
     Accumulated other comprehensive income
          Net unrealized gains on fixed maturities and equity securities, net of taxes              104,292         85,259
-----------------------------------------------------------------------------------------------------------------------------

     Total Shareholders' Equity                                                                     389,066        356,804
-----------------------------------------------------------------------------------------------------------------------------


     Total Liabilities and Shareholders' Equity                                                 $ 1,872,812    $ 1,870,100
-----------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                      MARKEL CORPORATION AND SUBSIDIARIES

           Consolidated Statements of Income and Comprehensive Income

                                                                         Three Months Ended
                                                                              March 31,
                                                                     ----------------------------
                                                                       1998             1997
-------------------------------------------------------------------------------------------------
                                                                        (dollars in thousands,
                                                                        except per share data)
OPERATING REVENUES
Earned premiums                                                      $ 78,898          $ 81,671
Net investment income                                                  17,570            16,706
Net realized gains(losses) from investment sales                        3,413              (578)
Other                                                                     202               674
-------------------------------------------------------------------------------------------------

      Total Operating Revenues                                        100,083            98,473
-------------------------------------------------------------------------------------------------


OPERATING EXPENSES
Losses and loss adjustment expenses                                    49,527            52,650
Underwriting, acquisition and insurance expenses                       28,067            28,314
Amortization of intangible assets                                         509               597
-------------------------------------------------------------------------------------------------

      Total Operating Expenses                                         78,103            81,561
-------------------------------------------------------------------------------------------------

      Operating Income                                                 21,980            16,912
Interest expense                                                        5,084             5,034
-------------------------------------------------------------------------------------------------

      Income Before Income Taxes                                       16,896            11,878
Income tax expense                                                      4,055             3,088
-------------------------------------------------------------------------------------------------

      Net Income                                                     $ 12,841          $  8,790
-------------------------------------------------------------------------------------------------


OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains on securities
      Unrealized gains (losses) arising during the period, net of
          taxes of $11,443 in 1998 and $3,275 in 1997                $ 21,251          $ (6,084)
      Less reclassification adjustments for gains (losses) included in net income, net of taxes of $1,195 in 1998 and $202
          in 1997                                                      (2,218)              376
-------------------------------------------------------------------------------------------------

      Total Other Comprehensive Income (Loss)                          19,033            (5,708)
-------------------------------------------------------------------------------------------------

      Comprehensive Income                                           $ 31,874          $  3,082
-------------------------------------------------------------------------------------------------

NET INCOME PER SHARE
      Basic                                                        $     2.34         $    1.61
      Diluted                                                      $     2.27         $    1.56
-------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                      MARKEL CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                                                                                     Three Months Ended
                                                                                                           March 31,
                                                                                               ------------------------------
                                                                                                     1998             1997
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                     (dollars in thousands)
OPERATING ACTIVITIES
Net Income                                                                                      $    12,841           $ 8,790
Adjustments to reconcile net income to net cash provided by operating activities                    (12,902)              739
-----------------------------------------------------------------------------------------------------------------------------

           Net Cash Provided (Used) By Operating Activities                                             (61)            9,529
-----------------------------------------------------------------------------------------------------------------------------


INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities                                        92,542           172,691
Proceeds from maturities of fixed maturities                                                         18,482            20,894
Cost of fixed maturities and equity securities purchased                                           (142,207)         (278,005)
Net change in short-term investments                                                                 26,643           (68,376)
Other                                                                                                 4,073              (802)
-----------------------------------------------------------------------------------------------------------------------------

           Net Cash Used By Investing Activities                                                       (467)         (153,598)
-----------------------------------------------------------------------------------------------------------------------------


FINANCING ACTIVITIES
Net proceeds from issuance of Company-Obligated Mandatorily Redeemable
       Preferred Capital Securities                                                                      --           148,166
Repayments of long-term debt                                                                             --           (15,000)
Other                                                                                                   388               127
-----------------------------------------------------------------------------------------------------------------------------

           Net Cash Provided By Financing Activities                                                    388           133,293
-----------------------------------------------------------------------------------------------------------------------------


Decrease in cash and cash equivalents                                                                  (140)          (10,776)
Cash and cash equivalents at beginning of period                                                      1,309            11,054
-----------------------------------------------------------------------------------------------------------------------------

Cash And Cash Equivalents At End Of Period                                                      $     1,169         $     278
-----------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--March 31, 1998

1. Principles of Consolidation

The consolidated balance sheet as of March 31, 1998, the related consolidated statements of income and comprehensive income for the three months ended March 31, 1998 and 1997, and the consolidated statements of cash flows for the three months ended March 31, 1998 and 1997, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results of operations for the full year.

The consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's annual consolidated financial statements and notes.

2. Earnings per share

Earnings per share was determined by dividing net income, as adjusted below, by the applicable shares outstanding (in thousands):

                                                                        Three Months Ended
                                                                             March 31,
                                                                    -----------------------------
                                                                       1998             1997
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------
Net income, as reported                                              $ 12,841         $   8,790
Dividends on redeemable preferred stock                                    --                (4)
-------------------------------------------------------------------------------------------------

     Basic and diluted income                                        $ 12,841         $   8,786
-------------------------------------------------------------------------------------------------


Average common shares outstanding                                       5,497             5,464
Dilutive potential common shares                                          154               179
-------------------------------------------------------------------------------------------------

     Average diluted shares outstanding                                 5,651             5,643
-------------------------------------------------------------------------------------------------

3. Reinsurance

The table below summarizes the effect of reinsurance on premiums written and earned (dollars in thousands):

                                                                               Three Months Ended March 31,
---------------------------------------------------------------------------------------------------------------------------
                                                                        1998                             1997
---------------------------------------------------------------------------------------------------------------------------
                                                              Written            Earned          Written            Earned
Direct                                                        $ 95,524          $ 98,939         $ 96,608         $ 106,813
Assumed                                                          1,196             1,587            1,144             1,719
Ceded                                                          (20,273)          (21,628)         (21,779)          (26,861)
---------------------------------------------------------------------------------------------------------------------------

     Net premiums                                             $ 76,447          $ 78,898         $ 75,973         $  81,671
---------------------------------------------------------------------------------------------------------------------------

Incurred losses and loss adjustment expenses are net of reinsurance recoveries of $12.8 million and $18.1 million for the three months ended March 31, 1998 and 1997, respectively.

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

5.  Segment Information Disclosures

In June 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 is effective for years beginning after December 15, 1997. This statement does not need to be applied to interim financial statements in the initial year of its application. This standard supersedes SFAS No. 14 and establishes new disclosure requirements about products and services, geographic areas and major customers on an annual and quarterly basis. The standard requires companies to disclose qualitative and quantitative segment data on the basis that is used by management for evaluating segment performance and deciding how to allocate resources. The Company is currently evaluating what its meaningful reporting segments will be under SFAS No. 131.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Three Months ended March 31, 1998 compared to Three Months ended March 31, 1997

The Company underwrites specialty insurance products and programs for niche markets. Significant areas of underwriting include excess and surplus lines, professional and products liability, specialty programs, specialty personal and commercial lines, and brokered excess and surplus lines. Property and casualty insurance for nonstandard and hard-to-place risks is underwritten by the excess and surplus lines unit. Professional liability coverage is offered to physicians and health professionals, insurance companies, directors and officers, attorneys and architects and engineers. Special risk programs provide products liability insurance for manufacturers and distributors and tailored coverages for other unique exposures. In addition, employment practices liability coverage is offered. Specialty program insurance includes coverage for camps, youth and recreation, child care, health and fitness and agribusiness organizations, as well as accident and medical insurance for colleges. The Company also underwrites personal and commercial property and liability coverages for watercraft, motorcycles, automobiles, mobile homes and dwellings. The brokered excess and surplus lines unit writes hard-to-place, large general liability, products liability and property accounts.

Following is a comparison of gross premium volume and earned premiums by significant underwriting area:

    Gross Premium Volume                                                                  Earned Premiums
--------------------------------                                                ----------------------------------
  Three Months Ended March 31,                                                      Three Months Ended March 31,
------------------------------------------------------------------------------------------------------------------
  1998              1997               (dollars in thousands)                              1998            1997
------------------------------------------------------------------------------------------------------------------
 $ 24,953         $ 28,575       Excess and Surplus Lines                               $ 20,658          $ 19,982
   30,756           30,649       Professional/Products Liability                          24,402            25,584
   18,311           18,544       Specialty Program Insurance                              14,792            17,215
    7,807            8,194       Specialty Personal and Commercial Lines                  10,418            11,830
   14,638           11,111       Brokered Excess and Surplus Lines                         8,621             7,036
      895            1,064       Other                                                         7                24
------------------------------------------------------------------------------------------------------------------

  $97,360         $ 98,137       Total                                                   $78,898          $ 81,671
------------------------------------------------------------------------------------------------------------------

Gross premium volume for the first quarter in 1998 was $97.4 million compared to $98.1 million in the same period in the prior year. Aggressive competition in many of the Company's markets contributed to decreased premium volume. The Company has maintained its underwriting standards at the expense of premium growth.

Excess and surplus lines gross premium volume was $25.0 million compared to $28.6 million in 1997. Increased production in the inland marine program was more than offset by decreases due to intense competition in the Markel special property, casualty and property programs.

Premiums from professional/products liability insurance were $30.8 million compared to $30.6 million a year ago. Growth in the employment practices and specified professions programs was offset by lower production from other lines, including financial institutions and directors' and officers' liability programs.

Gross premiums from specialty program insurance were $18.3 million compared to $18.5 million in the first quarter of 1997. Increased competition in the youth and recreation and health and fitness programs contributed to the decrease.

Specialty personal and commercial lines premiums declined to $7.8 million from $8.2 million in 1997. The division has decreased gross premium volume while it restructures segments of its book of business.

Premiums from Brokered Excess and Surplus Lines totaled $14.6 million in the first quarter of 1998 compared to $11.1 million in 1997. The increase was due to higher gross premium volume in the unit's casualty department mitigated by decreased gross premium volume in the property department.

Other gross premiums totaled $0.9 million compared to $1.1 million in 1997. Other gross premium volume primarily consisted of facultative reinsurance placed by the Professional/Products Liability unit.

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

The Company enters into reinsurance agreements in order to reduce its liability on individual risks and enable it to underwrite policies with higher limits. The Company's net retention of gross premium volume increased to 79% in the first quarter of 1998 compared to 77% in the prior year. The increase was primarily due to a new reinsurance treaty structure in the Specialty Program Insurance unit and higher retentions in the professional and products liability unit.

Total operating revenues rose to $100.1 million from $98.5 million in the prior year. First quarter earned premiums were $78.9 million compared to $81.7 million for the first quarter of 1997. The decrease was due to competitive market conditions over the past several years which have resulted in a decline in gross premium growth.

Net investment income increased 5% to $17.6 million in the first quarter from $16.7 million a year ago. The increase was the result of operating cash flows during 1997 which added to the Company's investment portfolio.

Realized gains were $3.4 million for the first quarter in 1998 compared to realized losses of $0.6 million last year. Variability in the timing of realized and unrealized investment gains or losses is to be expected.

Total operating expenses for the first quarter were $78.1 million compared to $81.6 million in 1997. The decrease resulted primarily from lower variable expenses associated with lower earned premiums.

Following is a comparison of selected data from the Company's operations (dollars in thousands):

                                                                         Three Months Ended
                                                                              March 31,
                                                                    -----------------------------
                                                                       1998             1997
-------------------------------------------------------------------------------------------------
Gross premium volume                                                 $ 97,360          $ 98,137
Net premiums written                                                 $ 76,447          $ 75,973
Net retention                                                              79%               77%
Earned premiums                                                      $ 78,898          $ 81,671
Losses and loss adjustment expenses                                  $ 49,527          $ 52,650
Underwriting, acquisition and insurance expenses                     $ 28,067          $ 28,314
Underwriting profit                                                  $  1,304          $    707

GAAP ratios
Loss ratio                                                                 63%               64%
Expense ratio                                                              35%               35%
-------------------------------------------------------------------------------------------------

Combined ratio                                                             98%               99%
-------------------------------------------------------------------------------------------------

Underwriting profitability is measured by the combined ratio of losses and expenses to earned premiums. The Company reported a combined ratio of 98% in the first quarter of 1998 compared to a combined ratio of 99% in 1997. The Company's loss ratio was 63% compared to 64% in 1997. The 1998 loss ratio decreased due to continued favorable loss reserve development and the absence of significant winter weather property losses. The expense ratio was 35% in both periods.

In evaluating its operating performance, the Company focuses on core underwriting and investing results before consideration of realized gains or losses from the sales of investments and expenses related to the amortization of intangible assets. Management believes this is a better indicator of the Company's operating performance because it reduces the variability in results associated with realized investment gains or losses and eliminates the impact of accounting conventions which do not reflect current operating costs. For the first quarter of 1998, income from core underwriting and investing operations increased to $11.0 million, or $1.96 per diluted share, from $9.6 million, or $1.71 per diluted share, in 1997. The increase was due to higher net investment income supported by underwriting profitability.

The Company's effective tax rate for the first quarter of 1998 was 24% of income before income taxes compared to 26% in the first quarter of 1997. The decrease in 1998 was due to a larger portion of the Company's investment portfolio being allocated to tax-exempt municipal securities.

First quarter 1998 net income rose 46% to $12.8 million from $8.8 million in 1997. The increase is due to increased underwriting profitability and higher realized gains. Comprehensive income increased sharply to $31.9 million, or $5.64 per diluted share, compared to comprehensive income of $3.1 million, or $0.55 per diluted share in 1997. The change was primarily the result of increased unrealized gains of $3.37 per diluted share in the first quarter of

1998 compared to unrealized losses of $1.01 per diluted share in 1997. Higher net income in 1998 as compared to the first quarter of 1997 also contributed to the increase in comprehensive income.

Financial Condition as of March 31, 1998

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

For the three month period ended March 31, 1998, the Company reported net cash used by operating activities of $0.1 million, compared to net cash provided by operating activities of $9.5 million for the same period in 1997. The decrease was due to various large claims payments and a decline in gross premium volume in the first quarter of 1998. The Company currently expects positive operating cash flow throughout the remainder of 1998.

For the three month period ended March 31, 1998, the Company reported net cash used by investing activities of $0.5 million compared to $153.6 million in 1996. The difference was primarily due to the Company's investment of the net proceeds of the $150 million 8.71% Capital Securities offering during the first quarter of 1997.

At March 31, 1998 the Company's fixed maturity and equity investments comprised approximately 75% and 21% of total investments, respectively. The Company expects variability in its realized and unrealized investment gains or losses.

In January 1997 the Company arranged the sale of $150 million of 8.71% Capital Securities. The proceeds are primarily invested in short-term securities. These short-term investments are earning lower net investment income than the associated interest expense on the 8.71% Capital Securities. The Company continues to evaluate long-term investment options for the proceeds that will contribute to the Company's goal of 20% annual growth in book value per share.

As of March 31, 1998 and December 31, 1997, the unused balances available under the Company's revolving credit facility totaled $150 million. In April 1998 the Company arranged a $250 million, five year, revolving credit facility with a group of banks which replaced the Company's existing $150 million credit facility. Funds are available under the facility for general corporate purposes.

Shareholders' equity at March 31, 1998 was $389.1 million compared to $356.8 million at December 31, 1997. Book value per share rose to $70.75 at March 31, 1998 from $65.18 at December 31, 1997.



PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

The Exhibits to this Report are listed in the Exhibit Index.

(b) No reports on Form 8-K were filed during the quarter ended March 31, 1998

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of April, 1998.



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

                                 Exhibit Index

Number                     Description

      4 Credit Agreement dated April 23, 1998 among Markel Corporation, the Lenders referred to therein and First Union National Bank, as Agent *

     27.                   Financial Data Schedule for period ended March 31,
                           1998 *



* Filed electronically with the Commission's operational EDGAR system