Form 10-Q
period 1998-06-30
MARKEL CORP
filed 1998-07-29
CIK 803509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998

or

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

Yes [ X ]   No [   ]

Number of shares of the registrant's  common stock outstanding at July 28, 1998:
5,503,212

                               Markel Corporation
                                    Form 10-Q

                                      Index

                                                                        Page Number
PART I. FINANCIAL INFORMATION:

      Item 1. Financial Statements

            Consolidated Balance Sheets--
             June 30, 1998 and December 31, 1997                                          3

            Consolidated Statements of Income and Comprehensive Income--
             Quarters and Six Months Ended June 30, 1998 and 1997                         4

            Consolidated Statements of Cash Flows--
             Six Months Ended June 30, 1998 and 1997                                      5

            Notes to Consolidated Financial Statements--
             June 30, 1998                                                                6

      Item 2. Management's Discussion and Analysis of
       Financial Condition and Results of Operations                                      8

PART II. OTHER INFORMATION:

            Item 4. Submission of Matters to a Vote of Security Holders                  12

            Item 6. Exhibits and Reports on Form 8-K                                     12


 PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                       MARKEL CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                               June 30,          December 31,
                                                                                  1998                   1997
-------------------------------------------------------------------------------------------------------------
                                                                                   (DOLLARS IN THOUSANDS)
ASSETS
Investments, available-for-sale, at estimated fair value
   Fixed maturities (cost of $1,061,887 in 1998 and $1,037,807 in 1997)       $1,088,839         $ 1,063,191
   Equity securities (cost of $171,634 in 1998 and $147,601
   in 1997)                                                                      300,252             253,385
   Short-term investments (estimated fair value
   approximates cost)                                                             61,870              91,744
-------------------------------------------------------------------------------------------------------------

   Total Investments, Available-For-Sale                                       1,450,961           1,408,320
-------------------------------------------------------------------------------------------------------------

Cash and cash equivalents                                                           1,171              1,309
Receivables                                                                        67,735             67,573
Reinsurance recoverable on unpaid losses                                          207,188            225,405
Reinsurance recoverable on paid losses                                             23,159             15,530
Deferred policy acquisition costs                                                  39,731             36,816
Prepaid reinsurance premiums                                                       40,848             39,758
Property and equipment                                                              9,393             10,068
Intangible assets                                                                  36,314             37,331
Other assets                                                                       24,550             27,990
-------------------------------------------------------------------------------------------------------------
   TOTAL ASSETS                                                               $ 1,901,050        $ 1,870,100
-------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses                                     $   947,498       $   971,157
Unearned premiums                                                                  200,895           192,815
Payables to insurance companies                                                     28,885            29,148
Long-term debt (estimated fair value of $97,235 in 1998 and $96,197 in 1997)        93,192            93,166
Other liabilities                                                                   79,672            77,010
Company-Obligated Mandatorily Redeemable Preferred Capital Securities of Subsidiary
   Trust Holding Solely Junior Subordinated Deferrable Interest Debentures
   of Markel Corporation (estimated fair value of $162,518 in 1998 and $159,132
   in 1997)                                                                        150,000           150,000
-------------------------------------------------------------------------------------------------------------
   Total Liabilities                                                             1,500,142         1,513,296
-------------------------------------------------------------------------------------------------------------

Shareholders' equity
   Common stock                                                                     25,126           24,660
   Retained earnings                                                               274,662          246,885
   Accumulated other comprehensive income
        Net unrealized gains on fixed maturities and equity securities, net
       of taxes                                                                    101,120           85,259
------------------------------------------------------------------------------------------------------------
   Total Shareholders' Equity                                                      400,908          356,804
------------------------------------------------------------------------------------------------------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $ 1,901,050      $ 1,870,100
------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                       MARKEL CORPORATION AND SUBSIDIARIES

           Consolidated Statements of Income and Comprehensive Income


                                                    Quarter Ended         Six Months Ended
                                                         June 30,         June 30,
                                                ------------------------------------------
                                                1998        1997        1998        1997
------------------------------------------------------------------------------------------
                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING REVENUES
Earned premiums                              $ 84,526    $ 84,132   $ 163,424   $ 165,803
Net investment income                          17,158      16,797      34,728      33,503
Net realized gains(losses) from
     investment sales                           6,207         418       9,620        (160)
Other                                             257         353         459       1,027
------------------------------------------------------------------------------------------

    Total Operating Revenues                  108,148     101,700     208,231     200,173
------------------------------------------------------------------------------------------


OPERATING EXPENSES
Losses and loss adjustment expenses            53,559      54,506     103,086     107,156
Underwriting, acquisition and insurance
      expenses                                 29,331      28,912      57,398      57,226
Amortization of intangible assets                 508         596       1,017       1,193
------------------------------------------------------------------------------------------

    Total Operating Expenses                   83,398      84,014     161,501     165,575
------------------------------------------------------------------------------------------

    Operating Income                           24,750      17,686      46,730      34,598
Interest expense                                5,097       5,210      10,181      10,244
------------------------------------------------------------------------------------------

    Income Before Income Taxes                 19,653      12,476      36,549      24,354
Income tax expense                              4,717       2,754       8,772       5,842
------------------------------------------------------------------------------------------

    NET INCOME                               $ 14,936     $ 9,722    $ 27,777    $ 18,512
------------------------------------------------------------------------------------------


OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains on securities, net of taxes
    Unrealized gains arising during
           the period                         $   863    $ 28,164    $ 22,114     $22,080
    Less reclassification adjustments
      for gains (losses) included
      in net income                            (4,035)       (272)     (6,253)        104
------------------------------------------------------------------------------------------

    Total Other Comprehensive Income (Loss)    (3,172)     27,892      15,861      22,184
------------------------------------------------------------------------------------------

    COMPREHENSIVE INCOME                     $ 11,764    $ 37,614    $ 43,638    $ 40,696
------------------------------------------------------------------------------------------

NET INCOME PER SHARE
    Basic                                  $     2.71   $    1.77   $    5.05   $    3.38
    Diluted                                $     2.64   $    1.72   $    4.92   $    3.28
------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                       MARKEL CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows



                                                                        Six Months Ended
                                                                            June 30,
                                                                      ---------------------
                                                                         1998        1997
------------------------------------------------------------------------------------------
                                                                     (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Net Income                                                        $    27,777    $ 18,512
Adjustments to reconcile net income to net cash provided
     by operating activities                                          (16,807)      8,022
------------------------------------------------------------------------------------------
         Net Cash Provided By Operating Activities                     10,970      26,534
------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities         190,464     311,108
Proceeds from maturities of fixed maturities                           56,822      28,519
Cost of fixed maturities and equity securities purchased             (292,032)   (448,045)
Net change in short-term investments                                   29,874     (59,439)
Net proceeds from sale of building                                         --       6,500
Other                                                                   3,298      (1,813)
------------------------------------------------------------------------------------------
         Net Cash Used By Investing Activities                        (11,574)   (163,170)
------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net proceeds from issuance of Company-Obligated Mandatorily Redeemable
       Preferred Capital Securities                                        --     148,166
Repayments of long-term debt                                               --     (21,577)
Other                                                                     466         176
------------------------------------------------------------------------------------------

         Net Cash Provided By Financing Activities                        466     126,765
------------------------------------------------------------------------------------------


Decrease in cash and cash equivalents                                    (138)     (9,871)
Cash and cash equivalents at beginning of period                        1,309      11,054
------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $     1,171   $   1,183
------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--June 30, 1998

1. Principles of Consolidation

The consolidated balance sheet as of June 30, 1998, the related consolidated statements of income and comprehensive income for the quarters and six months ended June 30, 1998 and 1997, and the consolidated statements of cash flows for the six months ended June 30, 1998 and 1997, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results of operations for the full year.

The consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's annual consolidated financial statements and notes.

2. Net Income per share

Net Income per share was determined by dividing net income, as adjusted below, by the applicable shares outstanding (in thousands):



                                                   Quarter Ended          Six Months Ended
                                                     June 30,                  June 30,
                                                ------------------------------------------

                                                1998        1997        1998        1997
------------------------------------------------------------------------------------------

Net income, as reported                      $ 14,936   $   9,722    $ 27,777    $ 18,512
Dividends on redeemable preferred stock            --          (4)         --          (8)
------------------------------------------------------------------------------------------

   Basic and diluted income                  $ 14,936   $   9,718    $ 27,777    $ 18,504
------------------------------------------------------------------------------------------


Average common shares outstanding               5,502       5,485       5,499       5,475
Dilutive potential common shares                  152         174         152         171
------------------------------------------------------------------------------------------

   Average diluted shares outstanding           5,654       5,659       5,651       5,646
------------------------------------------------------------------------------------------




3. Reinsurance

The table below summarizes the effect of reinsurance on premiums written and earned (dollars in thousands):


                                                      Quarter Ended June 30,
-----------------------------------------------------------------------------------------
                                                     1998                    1997
-----------------------------------------------------------------------------------------
                                             Written      Earned     Written      Earned
Direct                                      $ 119,147   $ 104,261   $ 107,969   $ 106,245
Assumed                                         1,760       1,712       2,063       1,541
Ceded                                         (26,940)    (21,447)    (24,230)    (23,654)
-----------------------------------------------------------------------------------------

   Net premiums                             $  93,967   $  84,526   $  85,802   $  84,132
-----------------------------------------------------------------------------------------




                                                      Six Months Ended June 30,
------------------------------------------------------------------------------------------
                                                     1998                    1997
------------------------------------------------------------------------------------------

                                             Written      Earned     Written      Earned
Direct                                      $ 214,671   $ 203,200   $ 204,577   $ 213,058
Assumed                                         2,956       3,299       3,207       3,260
Ceded                                         (47,213)    (43,075)    (46,009)    (50,515)
------------------------------------------------------------------------------------------

   Net premiums                             $ 170,414   $ 163,424   $ 161,775   $ 165,803
------------------------------------------------------------------------------------------

3. Reinsurance Continued

Incurred losses and loss adjustment expenses are net of reinsurance recoveries of $17.1 million and $23.2 million for the quarters ended June 30, 1998 and 1997, respectively and $29.9 million and $41.3 million for the six months ended June 30, 1998 and 1997, respectively.

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

5.  Comprehensive Income

Other comprehensive income (loss) was composed of unrealized gains on securities arising during the period less classification adjustments for gains (losses) included in net income. The related tax expense (benefit) on unrealized gains (losses) on securities was $0.5 million and $11.9 million for the quarter and six months ended June 30, 1998 and $15.2 million and $11.9 million for the same periods in 1997. The related tax expense (benefit) on the reclassification adjustments for gains (losses) included in net income was $2.2 million and $3.4 million for the quarter and six months ended June 30, 1998 and $0.1 million and $(0.1) million for the same periods in 1997.

6.  Segment Information Disclosures

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
Quarter and Six Months ended June 30, 1998 compared to Quarter and Six Months ended June 30, 1997

The Company underwrites specialty insurance products and programs for niche markets. Significant areas of underwriting include Excess and Surplus Lines, Professional and Products Liability, Specialty Programs, Specialty Personal and Commercial Lines, and Brokered Excess and Surplus Lines. Property and casualty insurance for nonstandard and hard-to-place risks is underwritten by the excess and surplus lines unit. Professional liability coverage is offered to physicians and health professionals, insurance companies, attorneys and architects and engineers. Special risk programs provide products liability insurance for manufacturers and distributors and tailored coverages for other unique exposures. In addition, employment practices liability coverage is offered. Specialty Program Insurance includes coverage for camps, youth and recreation, child care, health and fitness and agribusiness organizations, as well as accident and medical insurance for colleges. The Company also underwrites personal and commercial property and liability coverages for watercraft, motorcycles, automobiles, mobile homes and dwellings. The Brokered Excess and Surplus Lines unit writes hard-to-place, large general liability, products liability and property accounts.

Following is a comparison of gross premium volume by significant underwriting area:


                                  Gross Premium Volume
  Quarter Ended June 30,                                  Six Months Ended June 30,
-----------------------------------------------------------------------------------

     1998        1997          (DOLLARS IN THOUSANDS)             1998       1997
-----------------------------------------------------------------------------------
  $ 34,607   $  33,385    Excess and Surplus Lines            $ 59,560   $  61,960
    32,459      28,964    Professional/Products Liability       63,215      59,613
    20,974      20,108    Specialty Program Insurance           39,285      38,652
    13,987      15,573    Specialty Personal and
                              Commercial Lines                  21,794      23,767
    17,227      11,742    Brokered Excess and Surplus Lines     31,865      22,853
       903         968    Other                                  1,798       2,032
-----------------------------------------------------------------------------------

 $ 120,157   $ 110,740    Total                              $ 217,517   $ 208,877
-----------------------------------------------------------------------------------



Gross premium volume was $120.2 million for the second quarter and $217.5 million for the six month period in 1998 compared to $110.7 million and $208.9 million, respectively, for the same periods last year. Growth in the employment practices program and the Brokered Excess and Surplus Lines unit offset declines in other products including the Markel special property, directors' and officers', financial institutions and the Excess and Surplus Lines unit's casualty and property programs. The declines in these programs were due to aggressive competition in the Company's markets. The Company has maintained its underwriting standards at the expense of premium growth.

Excess and Surplus Lines second quarter gross premium volume was $34.6 million compared to $33.4 million in 1997. For the six month period, gross premium volume was $59.6 million compared to $62.0 million last year. Increased production in the inland marine program was more than offset by decreases due to intense competition in the Markel special property, casualty and property programs.

Second quarter gross premium volume from Professional/Products Liability grew 12% to $32.5 million from $29.0 million a year earlier. For the six month period, Professional/Products Liability gross premium volume advanced 6% to $63.2 million from $59.6 million last year. Growth in the employment practices and specified professions programs was partially offset by lower production from other lines, including financial institutions and the directors' and officers' liability programs.

Gross premiums from Specialty Program Insurance were $21.0 million for the second quarter compared to $20.1 million in the second quarter of 1997. For the six month period, gross premiums were $39.3 million compared to $38.7 million last year. Growth in the animal mortality, amateur sports and surety programs was partially offset by declines in the health and fitness and child care programs.

Specialty Personal and Commercial Lines premiums declined to $14.0 million for the second quarter and $21.8 million for the six month period from $15.6 million and $23.8 million, respectively, in 1997. Decreased premium volume was due to aggressive competition and the continued restructuring of certain programs.

Premiums from Brokered Excess and Surplus Lines rose 47% to $17.2 million in the second quarter of 1998 compared to $11.7 million in 1997. For the six month period, premiums advanced 39% to $31.9 million compared to $22.9 million last year. The increase was due to higher gross premium volume in the unit's casualty and excess and umbrella departments.

Other gross premiums totaled $0.9 million in the second quarter of 1998 and $1.8 million for the six month period compared to $1.0 million and $2.0 million, respectively, in 1997. Other gross premium volume primarily consisted of facultative reinsurance placed by the Professional/Products Liability unit.

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

The Company enters into reinsurance agreements in order to reduce its liability on individual risks and enable it to underwrite policies with higher limits. The Company's net retention of gross premium volume was 78% for the second quarter and the six month period of 1998 compared to 77% for both periods of the prior year. The increase was primarily due to a new reinsurance treaty structure in the Specialty Program Insurance unit and higher retentions in the Professional/Products Liability unit.

Following is a comparison of earned premiums by significant underwriting area:

                                Earned Premiums
 Quarter Ended June 30,                                Six Months Ended June 30,
---------------------------------------------------------------------------------

    1998        1997          (DOLLARS IN THOUSANDS)             1998       1997
---------------------------------------------------------------------------------

 $ 22,974    $ 20,924    Excess and Surplus Lines            $ 43,632   $  40,906
   26,171      26,047    Professional/Products Liability       50,573      51,631
   15,785      16,886    Specialty Program Insurance           30,577      34,101
    9,261      13,117    Specialty Personal and
                              Commercial Lines                 19,679      24,947
   10,334       7,203    Brokered Excess and Surplus Lines     18,955      14,239
        1         (45)   Other                                      8         (21)
---------------------------------------------------------------------------------

 $ 84,526    $ 84,132    Total                              $ 163,424   $ 165,803
---------------------------------------------------------------------------------



Total operating revenues for the second quarter rose 6% to $108.1 million from $101.7 million in the prior year. For the six month period, operating revenues rose 4% to $208.2 million from $200.2 million a year ago.

Earned premiums were $84.5 million for the second quarter and $163.4 million for the six month period compared to $84.1 million for the second quarter and $165.8 million for the six month period of 1997. The flat earned premium volume was due to competitive market conditions. In response to this competition, the Company has maintained its underwriting standards at the expense of premium growth.

Second quarter net investment income increased to $17.2 million from $16.8 million a year ago. For the six month period, net investment income increased to $34.7 million from $33.5 million for the same period last year. The increases were the result of operating cash flows which added to the Company's investment portfolio.

Realized gains were $6.2 million for the second quarter in 1998 and $9.6 million for the six month period compared to realized gains of $0.4 million and realized losses of $0.2 million, respectively, last year. Variability in the timing of realized and unrealized investment gains or losses is to be expected.

Total operating expenses for the second quarter were $83.4 million compared to $84.0 million in 1997. Total operating expenses for the six month period were $161.5 million compared to $165.6 million a year ago. The decreases resulted primarily from larger underwriting profits in both periods of 1998 as compared to 1997.

Following is a comparison of selected data from the Company's operations (dollars in thousands):

                                                Quarter Ended           Six Months Ended
                                                   June 30,                 June 30,
                                            --------------------     ---------------------

                                                1998        1997        1998        1997
------------------------------------------------------------------------------------------
Gross premium volume                        $ 120,157   $ 110,740   $ 217,517   $ 208,877
Net premiums written                        $  93,967   $  85,802   $ 170,414   $ 161,775
Net retention                                     78%         77%         78%         77%
Earned premiums                             $  84,526   $  84,132   $ 163,424   $ 165,803
Losses and loss adjustment expenses         $  53,559   $  54,506   $ 103,086   $ 107,156
Underwriting, acquisition and insurance
     expenses                               $  29,331   $  28,912   $  57,398   $  57,226
Underwriting profit                         $   1,636   $     714   $   2,940   $   1,421

GAAP ratios
Loss ratio                                        63%         65%         63%         65%
Expense ratio                                     35%         34%         35%         34%
------------------------------------------------------------------------------------------

Combined ratio                                    98%         99%         98%         99%
------------------------------------------------------------------------------------------


Underwriting profitability is measured by the combined ratio of losses and expenses to earned premiums. For the second quarter and six month period, the combined ratio was 98% compared to 99% for the comparable periods of 1997. The second quarter and six month period loss ratio decreased to 63% from 65% in both periods of the prior year. The decreases were due to continued favorable loss reserve development. The second quarter and six month period expense ratio was 35% compared to 34% for the comparable periods of 1997. The expense ratios for both periods of 1997 were favorably impacted by the recognition of contingent reinsurance profit commissions.

In evaluating its operating performance, the Company focuses on core underwriting and investing results before consideration of realized gains or losses from the sales of investments and expenses related to the amortization of intangible assets. Management believes this is a better indicator of the Company's operating performance because it reduces the variability in results associated with realized investment gains or losses and eliminates the impact of accounting conventions which do not reflect current operating costs. For the second quarter of 1998, income from core underwriting and investing operations increased to $11.3 million, or $2.01 per diluted share, from $9.9 million, or $1.75 per diluted share, in 1997. For the six month period, income from core operations increased to $22.4 million, or $3.96 per diluted share, from $19.5 million, or $3.46 per diluted share, in 1997. The increase in both periods was due to underwriting profitability supported by higher net investment income.

The Company's effective tax rate for the second quarter of 1998 was 24% of income before income taxes compared to 22% in the second quarter of 1997. The tax rate was 24% for the six month period in both 1998 and 1997.

Second quarter 1998 net income rose 54% to $14.9 million from $9.7 million in 1997. The six month 1998 net income increased 50% to $27.8 million compared to $18.5 million last year. The increase was due to increased underwriting profitability and higher realized gains. Comprehensive income for the second quarter of 1998 was $11.8 million, or $2.08 per diluted share, compared to comprehensive income of $37.6 million, or $6.65 per diluted share, in the second quarter of 1997. The decrease was primarily the result of the net change in unrealized losses of $0.56 per diluted share in the second quarter of 1998 compared to the net change in unrealized gains of $4.93 per diluted share in 1997. For the six month period, comprehensive income was $43.6 million, or $7.72 per diluted share, compared to comprehensive income of $40.7 million, or $7.21 per diluted share, last year. The increase was due to substantially higher net income partially offset by lower net change in unrealized gains in the six month period of 1998 compared to 1997.

FINANCIAL CONDITION AS OF JUNE 30, 1998

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

For the six month period ended June 30, 1998, the Company reported net cash provided by operating activities of $11.0 million, compared to $26.5 million for the same period in 1997. The decrease was due to various large claims payments in the first six months of 1998.

For the six month period ended June 30, 1998, the Company reported net cash used by investing activities of $11.6 million compared to $163.2 million in 1997. The difference was primarily due to the Company's investment of the net proceeds of the $150 million 8.71% Capital Securities offering during the first quarter of 1997.

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

As of June 30, 1998 and December 31, 1997, the unused balances available under the Company's revolving credit facility totaled $250 million and $150 million, respectively. In April 1998 the Company arranged a $250 million, five year, revolving credit facility with a group of banks which replaced the Company's existing $150 million credit facility. Funds under the facility are available for general corporate purposes.

Shareholders' equity at June 30, 1998 was $400.9 million compared to $356.8 million at December 31, 1997. Book value per share rose to $72.85 at June 30, 1998 from $65.18 at December 31, 1997.

"SAFE HARBOR" STATEMENT

This is a "Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995. Certain statements contained herein are forward-looking statements that involve risks and uncertainties. Future actual results may materially differ from those in these statements because of many factors. For instance, insurance industry price competition has made it more difficult to attract and retain adequately priced business. State regulatory actions can impede the Company's ability to charge adequate rates and efficiently allocate capital. Also the frequency and severity of natural catastrophes are highly variable. Economic conditions and interest rate volatility can have significant impacts on the market value of fixed maturity and equity investments. Accordingly, the Company's premium growth and underwriting results have been and will continue to be potentially materially affected by these factors.

PART II. OTHER INFORMATION

Item 4. Submissions of Matters to a Vote of Security Holders

The Corporation's Annual Meeting was held on May 19, 1998, in Richmond, Virginia. At the Annual Meeting, shareholders elected directors for the ensuing year and ratified the selection by the Board of Directors of KPMG Peat Marwick LLP as the Company's independent auditors for the year ending December 31, 1998. The results of the meeting were as follows:

Election of Directors                         For                    Withheld
---------------------                         ---                    --------
   Alan I. Kirshner                         4,527,609                  48,077
   Anthony F. Markel                        4,529,535                  46,151
   Steven A. Markel                         4,529,535                  46,151
   Darrell D. Martin                        4,527,609                  48,077
   Leslie A. Grandis                        4,529,535                  46,151
   Stewart M. Kasen                         4,530,383                  45,303
   Gary L. Markel                           4,529,535                  46,151
   V. Prem Watsa                            4,529,435                  46,251


Ratification of Selection of Auditors:
                                                         Abstentions and Brokers
   For                            Against                        Non-Votes

4,560,754                          9,400                          5,532


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

The Exhibits to this Report are listed in the Exhibit Index.

(b) No reports on Form 8-K were filed during the quarter ended June 30, 1998

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of July, 1998.



                                  Markel Corporation



                                  By   Alan I. Kirshner
                                       ---------------------------------
                                       Alan I. Kirshner
                                       Chief Executive Officer
                                      (Principal Executive Officer)



                                  By   Anthony F. Markel
                                       --------------------------------
                                       Anthony F. Markel
                                       President
                                      (Principal Operating Officer)



                                  By   Steven A. Markel
                                       --------------------------------
                                       Steven A. Markel
                                       Vice Chairman



                                  By   Darrell D. Martin
                                       --------------------------------
                                       Darrell D. Martin
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer and
                                       Principal Accounting Officer)

                                      Exhibit Index

Number            Description

     27           Financial Data Schedule for period ended June 30, 1998 *



* Filed electronically with the Commission's operational EDGAR system