Form 10-Q/A
period 1998-06-30
MARKEL CORP
filed 1998-08-13
CIK 803509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q/A

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

                               Markel Corporation
                                   Form 10-Q/A

                                      Index


                                                                     Page Number

PART II. OTHER INFORMATION:

         Item 6. Exhibits and Reports on Form 8-K                        3

PART II. OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

The Exhibits to this Report are listed in the Exhibit Index.

(b) No reports on Form 8-K were filed during the quarter ended June 30, 1998

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of August, 1998.



                                  Markel Corporation



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

                                  Exhibit Index

    Number      Description

     27.1       Restated Financial Data Schedules for periods in 1997 *
     27.2       Restated Financial Data Schedules for periods in 1996 *
     27.3       Restated Financial Data Schedules for periods in 1995 *



* Filed electronically with the Commission's operational EDGAR system. This amendment is being made to restate prior period Financial Data Schedules to reflect the adoption of Statement of Financial Accounting Standards No. 128.