Form 10-Q
period 1998-09-30
MARKEL CORP
filed 1998-10-28
CIK 803509

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC 20549

                                    FORM 10-Q

[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998

or

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

Yes [ X ]   No [   ]

Number of shares of the registrant's common stock outstanding at October 28, 1998: 5,515,988

                                Markel Corporation
                                    Form 10-Q

                                      Index


Page Number
PART I. FINANCIAL INFORMATION:

     Item 1. Financial Statements

             Consolidated Balance Sheets--
             September 30, 1998 and December 31, 1997                         3

             Consolidated Statements of Income and Comprehensive Income-- Quarters and Nine Months Ended September 30, 1998 and 1997
                                                                              4

             Consolidated Statements of Cash Flows--
             Nine Months Ended September 30, 1998 and 1997                    5

             Notes to Consolidated Financial Statements--
             September 30, 1998                                               6


      Item 2. Management's Discussion and Analysis of
       Financial Condition and Results of Operations                          8

PART II. OTHER INFORMATION:

      Item 6. Exhibits and Reports on Form 8-K                                13

 PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                       MARKEL CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                                       September 30,          December 31,
                                                                                --------------------------------------------------
                                                                                        1998                   1997
                                                                                --------------------------------------------------
                                                                                             (dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value
   Fixed maturities (cost of $1,070,861 in 1998 and $1,037,807 in 1997)             $ 1,115,280             $ 1,063,191
   Equity securities (cost of $184,591 in 1998 and $147,601 in 1997)                    281,981                 253,385
   Short-term investments (estimated fair value approximates cost)                       65,599                  91,744
                                                                                    -----------             -----------

   Total Investments, Available-For-Sale                                              1,462,860               1,408,320
                                                                                    -----------             -----------

Cash and cash equivalents                                                                 1,367                   1,309
Receivables                                                                              73,691                  67,573
Reinsurance recoverable on unpaid losses                                                199,957                 225,405
Reinsurance recoverable on paid losses                                                   17,844                  15,530
Deferred policy acquisition costs                                                        42,338                  36,816
Prepaid reinsurance premiums                                                             41,997                  39,758
Property and equipment                                                                    9,167                  10,068
Intangible assets                                                                        35,806                  37,331
Other assets                                                                             24,373                  27,990
                                                                                    -----------             -----------

   Total Assets                                                                     $ 1,909,400             $ 1,870,100
                                                                                    -----------             -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses                                          $   943,738             $   971,157
Unearned premiums                                                                       211,076                 192,815
Payables to insurance companies                                                          26,689                  29,148
Long-term debt (estimated fair value of $100,253 in 1998 and $96,197 in 1997)            93,205                  93,166
Other liabilities                                                                        80,546                  77,010
Company-Obligated Mandatorily Redeemable Preferred Capital Securities of
Subsidiary
   Trust Holding Solely Junior Subordinated Deferrable Interest Debentures of
   Markel Corporation (estimated fair value of $147,300 in 1998 and $159,132
   in 1997)                                                                             150,000                 150,000
                                                                                    -----------             -----------

   Total Liabilities                                                                  1,505,254               1,513,296
                                                                                    -----------             -----------
Shareholders' equity
   Common stock                                                                          25,213                  24,660
   Retained earnings                                                                    286,757                 246,885
   Accumulated other comprehensive income
        Net unrealized gains on fixed maturities and equity securities, net of
          taxes                                                                          92,176                  85,259
                                                                                    -----------             -----------

   Total Shareholders' Equity                                                           404,146                 356,804
                                                                                    -----------             -----------


   Total Liabilities and Shareholders' Equity                                       $ 1,909,400             $ 1,870,100
                                                                                    ===========             ===========


See accompanying notes to consolidated financial statements.

                       MARKEL CORPORATION AND SUBSIDIARIES

           Consolidated Statements of Income and Comprehensive Income

                                                                                         Quarter Ended         Nine Months Ended
                                                                                         September 30,           September 30,
                                                                                      ----------------------------------------------
                                                                                        1998        1997        1998        1997
                                                                                      ----------------------------------------------
                                                                                       (dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums                                                                       $ 84,665    $ 84,650   $ 248,089   $ 250,453
Net investment income                                                                   18,409      17,441      53,137      50,944
Net realized gains from investment sales                                                 1,814       8,277      11,434       8,117
Other                                                                                      206         244         665       1,271
                                                                                      --------    --------   ---------   ---------
    Total Operating Revenues                                                           105,094     110,612     313,325     310,785
                                                                                      --------    --------   ---------   ---------


OPERATING EXPENSES
Losses and loss adjustment expenses                                                     54,207      54,313     157,293     161,469
Underwriting, acquisition and insurance expenses                                        29,356      29,714      86,754      86,940
Amortization of intangible assets                                                          508         562       1,525       1,755
                                                                                      --------    --------   ---------   ---------

    Total Operating Expenses                                                            84,071      84,589     245,572     250,164
                                                                                      --------    --------   ---------   ---------

    Operating Income                                                                    21,023      26,023      67,753      60,621
Interest expense                                                                         5,109       4,984      15,290      15,228
                                                                                      --------    --------   ---------   ---------

    Income Before Income Taxes                                                          15,914      21,039      52,463      45,393
Income tax expense                                                                       3,819       5,051      12,591      10,893
                                                                                      --------    --------   ---------   ---------

    Net Income                                                                        $ 12,095    $ 15,988   $  39,872   $  34,500
                                                                                      --------    --------   ---------   ---------


OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on securities, net of taxes
    Net unrealized gains (losses) arising during the period                           $(7,765)    $ 22,134   $  14,349   $  44,214
    Less reclassification adjustments for gains included in net income


    Total Other Comprehensive Income (Loss)                                            (1,179)      (5,380)     (7,432)     (5,276)
                                                                                      --------    --------   ---------   ---------

    Comprehensive Income                                                               (8,944)      16,754       6,917      38,938
                                                                                      --------    --------   ---------   ---------

NET INCOME PER SHARE                                                                  $ 3,151     $ 32,742   $  46,789   $  73,438
                                                                                      --------    --------   ---------   ---------
    Basic
    Diluted
                                                                                      $  2.20     $   2.91   $    7.25   $    6.29
                                                                                      $  2.14     $   2.82   $    7.07   $    6.10
                                                                                      --------    --------   ---------   ---------

See accompanying notes to consolidated financial statements.


                                       4

                       MARKEL CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                              ----------------------
                                                                                               1998            1997
                                                                                              ----------------------
                                                                                              (dollars in thousands)

OPERATING ACTIVITIES
Net Income                                                                                 $    39,872      $ 34,500
Adjustments to reconcile net income to net cash provided by operating activities                (1,073)       12,663
                                                                                           -----------      --------
         Net Cash Provided By Operating Activities                                              38,799        47,163
                                                                                           -----------      --------

INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities                                  320,942       456,412
Proceeds from maturities of fixed maturities                                                    84,594        37,600
Cost of fixed maturities and equity securities purchased                                      (469,677)     (630,509)
Net change in short-term investments                                                            26,145       (56,011)
Net proceeds from sale of building                                                                --           6,500
Other                                                                                           (1,298)        2,187
                                                                                           -----------      --------
         Net Cash Used By Investing Activities                                                 (39,294)     (183,821)
                                                                                           -----------      --------

FINANCING ACTIVITIES
Net proceeds from issuance of Company-Obligated Mandatorily Redeemable
       Preferred Capital Securities                                                               --         148,137
Repayments of long-term debt                                                                      --         (21,577)
Other                                                                                              553           (70)
                                                                                           -----------      --------
         Net Cash Provided By Financing Activities                                                 553       126,490
                                                                                           -----------      --------


Increase (Decrease) in cash and cash equivalents                                                    58       (10,168)
Cash and cash equivalents at beginning of period                                                 1,309        11,054
                                                                                           -----------      --------
Cash And Cash Equivalents At End Of Period                                                  $    1,367      $    886
                                                                                           ===========      ========


See accompanying notes to consolidated financial statements.

                                       5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--September 30, 1998

1. Principles of Consolidation

The consolidated balance sheet as of September 30, 1998, the related consolidated statements of income and comprehensive income for the quarters and nine months ended September 30, 1998 and 1997, and the consolidated statements of cash flows for the nine months ended September 30, 1998 and 1997, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results of operations for the full year.

The consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's annual consolidated financial statements and notes.

2. Net Income per share

Net Income per share was determined by dividing net income, as adjusted below, by the applicable shares outstanding (in thousands):

                                                                        Quarter Ended        Nine Months Ended
                                                                        September 30,          September 30,
                                                                    --------------------    ---------------------
                                                                       1998        1997        1998       1997
                                                                      ------      ------      ------     ------

Net income, as reported                                             $ 12,095  $   15,988    $ 39,872    $ 34,500
Dividends on redeemable preferred stock                                   --          --          --          (8)
                                                                    --------  ----------    --------    --------
   Basic and diluted income                                         $ 12,095  $   15,988    $ 39,872    $ 34,492
                                                                    --------  ----------    --------    --------


Average basic common shares outstanding                                5,509       5,492       5,503       5,481
Dilutive potential common shares                                         140         177         140         169
                                                                    --------  ----------    --------    --------

   Average diluted shares outstanding                                  5,649       5,669       5,643       5,650
                                                                    ========  ==========    ========    ========




3. Reinsurance

The table below summarizes the effect of reinsurance on premiums written and earned (dollars in thousands):

                                           Quarter Ended September 30,
                                  ---------------------------------------------
                                           1998                   1997
                                          ------                 ------
                                   Written      Earned     Written      Earned
                                   -------      ------     -------      ------
Direct                            $ 116,707   $ 105,504   $ 109,575   $ 106,394
Assumed                                 948         947       1,498       1,641
Ceded                               (23,958)    (21,786)    (22,545)    (23,385)
                                  ---------   ---------   ---------   ---------
   Net premiums                   $  93,697   $  84,665   $  88,528   $  84,650
                                  =========   =========   =========   =========




                                            Nine Months Ended September 30,
                                  ---------------------------------------------
                                           1998                    1997
                                         --------                --------
                                    Written      Earned     Written      Earned
                                    -------      ------     -------      ------
Direct                            $ 331,378   $ 308,704   $ 314,152   $ 319,452
Assumed                               3,904       4,246       4,705       4,901
Ceded                               (71,171)    (64,861)    (68,554)    (73,900)
                                  ---------   ---------   ---------   ---------
   Net premiums                   $ 264,111   $ 248,089   $ 250,303   $ 250,453
                                  =========   =========   =========   =========

3. Reinsurance Continued

Incurred losses and loss adjustment expenses are net of reinsurance recoveries of $12.7 million and $10.9 million for the quarters ended September 30, 1998 and 1997, respectively and $42.6 million and $52.2 million for the nine months ended September 30, 1998 and 1997, respectively.

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

5.  Comprehensive Income

Other comprehensive income (loss) was composed of net unrealized gains (losses) on securities arising during the period less reclassification adjustments for gains included in net income. The related tax expense (benefit) on net unrealized gains (losses) on securities was $(4.2) million and $7.7 million, respectively, for the quarter and nine months ended September 30, 1998 and $11.9 million and $23.8 million for the same periods in 1997. The related tax expense on the reclassification adjustments for gains included in net income was $0.6 million and $4.0 million, respectively, for the quarter and nine months ended September 30, 1998 and $2.9 million and $2.8 million for the same periods in 1997.

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

 The Company currently expects that it will have three reporting segments for purposes of SFAS No. 131: Excess and Surplus Lines, Specialty Admitted and Investing. Excess and Surplus Lines will include the underwriting units: Excess and Surplus Lines, Professional/Products Liability and Brokered Excess and Surplus Lines. Specialty Admitted will include the underwriting units:
Specialty Program Insurance and Specialty Personal and Commercial Lines. Investing will include all investing activities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Quarter and Nine Months ended September 30, 1998 compared to Quarter and Nine Months ended September 30, 1997

The Company underwrites specialty insurance products and programs for niche markets. Significant areas of underwriting include Excess and Surplus Lines, Professional/ Products Liability, Specialty Program Insurance, Specialty Personal and Commercial Lines, and Brokered Excess and Surplus Lines. Property and casualty insurance for nonstandard and hard-to-place risks is underwritten by the Excess and Surplus Lines unit. Professional liability coverage is offered to physicians and health professionals, insurance companies, attorneys and architects and engineers. Special risk programs provide products liability insurance for manufacturers and distributors and tailored coverages for other unique exposures. In addition, employment practices liability coverage is offered. Specialty Program Insurance includes coverage for camps, youth and recreation, child care, health and fitness and agribusiness organizations, as well as accident and medical insurance for colleges. The Company also underwrites personal and commercial property and liability coverages for watercraft, motorcycles and automobiles. The Brokered Excess and Surplus Lines unit writes hard-to-place, large general liability, products liability and property accounts.

Following is a comparison of gross premium volume by significant underwriting area:

                              Gross Premium Volume

   Quarter Ended September 30,                   Nine Months Ended September 30,
--------------------------------                 -------------------------------
    1998      1997          (dollars in thousands)            1998         1997
    ----      ----          ----------------------            ----         ----
$  30,312  $  31,757    Excess and Surplus Lines           $  89,872   $  93,717
   29,771     27,265    Professional/Products Liability       92,986      86,878
   26,816     28,708    Specialty Program Insurance           66,101      67,360
   12,124     13,443    Specialty Personal and Commercial
                        Lines                                 33,918      37,210
   18,558     10,611    Brokered Excess and Surplus Lines     50,423      33,464
      680        621    Other                                  2,478       2,653
---------  ---------                                       ---------   ---------
$ 118,261  $ 112,405    Total                              $ 335,778   $ 321,282
=========  =========                                       =========   =========


Gross premium volume was $118.3 million for the third quarter and $335.8 million for the nine month period in 1998 compared to $112.4 million and $321.3 million, respectively, for the same periods last year. Growth in the employment practices program and the Brokered Excess and Surplus Lines unit more than offset declines in other products including the Excess and Surplus Lines unit's casualty program, Specialty Program's youth and recreation programs, and Professional/Products Liabilities' financial institutions, scaffolding and directors' and officers' programs. The declines in these programs were due to aggressive competition in the Company's markets as well as corrective actions to achieve underwriting profits. The Company has maintained its underwriting standards at the expense of premium growth.

Excess and Surplus Lines third quarter gross premium volume was $30.3 million compared to $31.8 million in 1997. For the nine month period, gross premium volume was $89.9 million compared to $93.7 million last year. Increased production in the inland marine program was more than offset by decreases due to intense competition in the casualty, Markel special property, and property programs.

Third quarter gross premium volume from Professional/Products Liability grew 9% to $29.8 million from $27.3 million a year earlier. For the nine month period, Professional/Products Liability gross premium volume advanced 7% to $93.0 million from $86.9 million last year. Growth in the employment practices and specified professions programs was partially offset by lower production from other lines, including financial institutions, scaffolding and the directors' and officers' liability programs.

Gross premiums from Specialty Program Insurance were $26.8 million for the third quarter compared to $28.7 million in the third quarter of 1997. For the nine month period, gross premiums were $66.1 million compared to $67.4 million last year. Growth in the animal mortality, amateur sports and surety programs was more than offset by declines in the youth and recreation, health and fitness and child care programs.

Specialty Personal and Commercial Lines premiums declined to $12.1 million for the third quarter and $33.9 million for the nine month period from $13.4 million and $37.2 million, respectively, in 1997. Decreased premium volume was due to the continued restructuring of certain programs and aggressive competition.

Premiums from Brokered Excess and Surplus Lines rose 75% to $18.6 million in the third quarter of 1998 compared to $10.6 million in 1997. For the nine month period, premiums advanced 51% to $50.4 million compared to $33.5 million last year. The increase was due to higher gross premium volume in the unit's casualty and excess and umbrella departments. These increases were due to the unit's focus on providing quality service and underwriting expertise to a core group of producers.

Other gross premiums totaled $0.7 million in the third quarter of 1998 and $2.5 million for the nine month period compared to $0.6 million and $2.7 million, respectively, in 1997. Other gross premium volume primarily consisted of facultative reinsurance placed by the Professional/Products Liability unit.

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

The Company enters into reinsurance agreements in order to reduce its liability on individual risks and enable it to underwrite policies with higher limits. The Company's net retention of gross premium volume was 79% for the third quarter and the nine month period of 1998 compared to 79% for the third quarter and 78% for the nine month period in 1997. The increase for the nine month period was primarily due to a new reinsurance treaty structure in the Specialty Program Insurance unit and higher retentions in the Professional/Products Liability unit.

Following is a comparison of earned premiums by significant underwriting area:

                                 Earned Premiums

  Quarter Ended September 30,                    Nine Months Ended September 30,
  ---------------------------                    -------------------------------
  1998        1997          (dollars in thousands)            1998       1997
  ----        ----                                            ----       ----
$ 21,126    $ 21,695    Excess and Surplus Lines           $  64,758   $ 62,601
  26,713      25,871    Professional/Products Liability       77,286     77,502
  16,287      16,967    Specialty Program Insurance           46,864     51,068
  10,568      12,228    Specialty Personal and Commercial
                        Lines                                 30,247     37,175
   9,971       7,882    Brokered Excess and Surplus Lines     28,926     22,121
       -           7    Other                                      8        (14)
--------    --------                                       ---------   --------
$ 84,665    $ 84,650    Total                              $ 248,089   $250,453
========    ========                                       =========   ========


Total operating revenues for the third quarter were $105.1 million compared to $110.6 million in the prior year. For the nine month period, operating revenues rose to $313.3 million from $310.8 million a year ago.

Earned premiums were $84.7 million for the third quarter and $248.1 million for the nine month period compared to $84.7 million for the third quarter and $250.5 million for the nine month period of 1997. Earned premium volume reflected competitive market conditions. In response to this competition, the Company has maintained its underwriting standards at the expense of premium growth.

Third quarter net investment income increased to $18.4 million from $17.4 million a year ago. For the nine month period, net investment income increased to $53.1 million from $50.9 million for the same period last year. The increases were the result of operating cash flows which added to the Company's investment portfolio, partially offset by lower interest rates.

Net realized gains were $1.8 million for the third quarter in 1998 and $11.4 million for the nine month period compared to net realized gains of $8.3 million and $8.1 million, respectively, last year. Variability in the timing of realized and unrealized investment gains or losses is to be expected.

Total operating expenses for the third quarter were $84.1 million compared to $84.6 million in 1997. Total operating expenses for the nine month period were $245.6 million compared to $250.2 million a year ago. The decreases resulted primarily from larger underwriting profits in both periods of 1998 as compared to 1997.

Following is a comparison of selected data from the Company's operations (dollars in thousands):

                                                                           Quarter Ended                Nine Months Ended
                                                                           September 30,                  September 30,
                                                                          ---------------               -----------------
                                                                         1998        1997                1998          1997
                                                                         ----        ----                ----          ----

Gross premium volume                                                   $ 118,261   $ 112,405           $ 335,778   $ 321,282
Net premiums written                                                   $  93,697   $  88,528           $ 264,111   $ 250,303
Net retention                                                                 79%         79%                 79%         78%
Earned premiums                                                        $  84,665   $  84,650           $ 248,089   $ 250,453
Losses and loss adjustment expenses                                    $  54,207   $  54,313           $ 157,293   $ 161,469
Underwriting, acquisition and insurance expenses                       $  29,356   $  29,714           $  86,754   $  86,940
Underwriting profit                                                    $   1,102   $     623           $   4,042   $   2,044

GAAP ratios
Loss ratio                                                                    64%         64%                 63%         64%
Expense ratio                                                                 35%         35%                 35%         35%
                                                                       ---------   ---------           ---------   ---------
Combined ratio                                                                99%         99%                 98%         99%
                                                                       =========   =========           =========   =========



Underwriting profitability is measured by the combined ratio of losses and expenses to earned premiums. For the third quarter the combined ratio was flat at 99% compared to 1997. The combined ratio decreased to 98% for the nine month period compared to 99% in 1997. The quarterly loss ratio remained steady at 64% compared to 1997. For the nine month period, the loss ratio decreased to 63% compared to 64% in 1998. The lower loss ratio in 1997 was due to continued favorable loss reserve development and corrective actions in certain lines of business. The third quarter and nine month period expense ratios were flat at 35% compared to both periods in the prior year.

In evaluating its operating performance, the Company focuses on core underwriting and investing results before consideration of realized gains or losses from the sales of investments and expenses related to the amortization of intangible assets. Management believes this is a better indicator of the Company's operating performance because it reduces the variability in results associated with realized investment gains or losses and eliminates the impact of accounting conventions which do not reflect current operating costs. For the third quarter of 1998, income from core underwriting and investing operations increased to $11.3 million, or $2.01 per diluted share, from $11.0 million, or $1.94 per diluted share, in 1997. For the nine month period, income from core operations increased to $33.7 million, or $5.98 per diluted share, from $30.6 million, or $5.41 per diluted share, in 1997. The increase in both periods was due to underwriting profitability supported by higher net investment income.

The Company's effective tax rate was 24% for the third quarter of 1998 and 1997 and for the nine month period in both 1998 and 1997.

Third quarter 1998 net income was $12.1 million compared to $16.0 million in 1997. The decrease was due to lower realized gains in the third quarter of 1998. Net income for the nine month period increased to $39.9 million compared to $34.5 million last year. The increase was due to increased underwriting profitability and higher realized gains. Comprehensive income for the third quarter of 1998 was $3.2 million, or $0.56 per diluted share, compared to comprehensive income of $32.7 million, or $5.78 per diluted share, in the third quarter of 1997. The decrease was primarily the result of the net decrease in unrealized gains of $1.58 per diluted share in the third quarter of 1998 compared to the net increase in unrealized gains of $2.96 per diluted share in 1997. For the nine month period, comprehensive income was $46.8 million, or $8.29 per diluted share, compared to comprehensive income of $73.4 million, or $13.00 per diluted share, last year. The decrease was primarily the result of the net increase in unrealized gains of $1.22 per diluted share in the nine month period of 1998 compared to the net increase in unrealized gains of $6.90 per diluted share in the nine month period of 1997.

Financial Condition as of September 30, 1998

The Company's insurance operations collect premiums and pay current claims, reinsurance costs and operating expenses. Premiums collected and positive cash flows from the insurance operations are invested primarily in short-term investments and long-term bonds. Short-term investments held by the Company's insurance subsidiaries provide liquidity for projected claims, reinsurance costs and administrative expenses.

For the nine month period ended September 30, 1998, the Company reported net cash provided by operating activities of $38.8 million, compared to $47.2 million for the same period in 1997. The decrease was due to various large claims payments in the first nine months of 1998 partially offset by increased investment income and underwriting profitability.

For the nine month period ended September 30, 1998, the Company reported net cash used by investing activities of $39.3 million compared to $183.8 million in 1997. The difference was primarily due to the Company's investment of the net proceeds of the $150 million 8.71% Capital Securities offering during the first quarter of 1997.

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

As of September 30, 1998 and December 31, 1997, the unused balances available under the Company's revolving credit facility totaled $250 million and $150 million, respectively. In April 1998 the Company arranged a $250 million, five year, revolving credit facility with a group of banks which replaced the Company's existing $150 million credit facility. Funds under the facility are available for general corporate purposes.

Shareholders' equity at September 30, 1998 was $404.1 million compared to $356.8 million at December 31, 1997. Book value per share rose to $73.29 at September 30, 1998 from $65.18 at December 31, 1997.

Other Matters

Tender Offer

On October 20, 1998, the Company's newly formed subsidiary , MG Acquisition Corp., commenced a tender offer for all outstanding common shares of Gryphon Holdings Inc. (Gryphon). The offer is an all cash offer at $18.00 net per share. The offer is set to expire on December 4, 1998 unless otherwise extended. The Company estimates that the total amount of funds required to complete an acquisition of Gryphon is approximately $126 million. The Company intends to obtain such funds from its current cash and investment holdings and through the use of its $250 million revolving credit facility. At September 30, 1998 the Company had $250 million available for borrowing under the credit facility.

The Year 2000

The Year 2000 issue affects virtually all companies and organizations. Many companies have existing computer applications which use only two digits to identify a year in the date field. These applications were designed and developed without considering the impact of the century change. If not corrected these computer applications may fail or create erroneous results in the year 2000.

The Company's Year 2000 strategy

The Company has created a Year 2000 team involving associates from all areas in the organization and has charged them with implementing the Company's Year 2000 project. The team has been in place since September of 1997. The project's scope includes all information technology (IT), both internally developed and purchased from third parties, material vendors, producer and customer relationships, and an assessment of the Company's underwriting exposure as a result of the insurance products written by the Company's underwriting units. In addition, the Company is evaluating the Year 2000 exposure to issuers included as part of its investment portfolio.

The Company has completed the assessment phase for its material IT systems and is currently in the remediation and testing phases. The Company anticipates that it will complete the remediation and testing phases for its IT systems by December 31, 1998.

The Company has been in contact with its material business partners to determine their state of readiness with regard to the Year 2000 issue and the potential impact on the Company. The Company has identified the following general categories of business partners as material to the Company's ability to conduct its operations: software, hardware and telecommunication providers, banks and investment brokers, material holdings in the Company's investment portfolio, insurance producers, reinsurers and reinsurance intermediaries, major insurance clients and utilities.

Where the Company has determined that the relationship with a business partner is material to its ability to conduct normal operations, the Company has sent letters to the business partner requesting an update on the status of its Year 2000 initiative. Where deemed necessary, the Company is following up with the business partner to obtain further information. Based on the assurances of these business partners and the Company's internal reviews of information provided, the Company has not currently identified a material business partner that will be noncompliant. However, there can be no assurances that all material business partners will be compliant and such noncompliance could have a material effect on the Company's financial position and results of operations. The Company expects to complete its review of material business partners by December 31, 1998.

The Company has conducted a comprehensive review of its underwriting guidelines and has made the decision to exclude Year 2000 exposures from virtually all insurance policies. The Company began adding exclusions to policies in early 1998. Additionally it is the Company's position that Year 2000 exposures are not fortuitous losses and thus are not covered under insurance policies even without specific exclusions. For these reasons, the Company believes that its exposure to Year 2000 claims will not be material. However, as was the case with environmental exposures, changing social and legal trends may create unintended coverage for exposures by reinterpreting insurance contracts and exclusions. It is impossible to predict what, if any, exposure insurance companies may ultimately have for Year 2000 claims whether coverage for the issue is specifically excluded or included.

The cost of the Company's Year 2000 project is estimated to be $1.0 million. Approximately $0.5 million of this amount was incurred as of September 30, 1998. The remainder of the estimated cost of the project is expected to be incurred in the fourth quarter of 1998 and throughout 1999. All costs of the Year 2000 project have been expensed as incurred.

The Company has not established a contingency plan for noncompliance of its IT systems as it expects all of its IT systems to be Year 2000 compliant by December 31, 1998. At this time, the Company is not aware of any material business partners that will not be Year 2000 compliant. If the Company becomes aware of noncompliant business partners, one option will be to evaluate using other vendors. The Company expects its review of material business partners to be completed by December 31, 1998. At that time the Company will be able to evaluate the need to replace any material business partners. In many instances the establishment of a contingency plan is not possible or is cost prohibitive. In these situations, noncompliance by the Company or its material business partners could have a material adverse impact on the Company's financial position and results of operations.

"Safe Harbor" Statement

This is a "Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995. Certain statements contained herein are forward-looking statements that involve risks and uncertainties. Future actual results may materially differ from those in these statements because of many factors. For instance, insurance industry price competition has made it more difficult to attract and retain adequately priced business. State regulatory actions can impede the Company's ability to charge adequate rates and efficiently allocate capital. Also the frequency and severity of natural catastrophes are highly variable. Economic conditions and interest rate volatility can have significant impacts on the market value of fixed maturity and equity investments. The business community's state of readiness for the Year 2000 and the Company's potential underwriting exposure to Year 2000 claims are difficult to predict with any certainty. Accordingly, the Company's premium growth, underwriting and investing results have been and will continue to be potentially materially affected by these factors.

PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

The Exhibits to this Report are listed in the Exhibit Index.

(b) No reports on Form 8-K were filed during the quarter ended September 30,
1998

                                    Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of October, 1998.


                                            Markel Corporation



                                            By   Alan I. Kirshner
                                               -----------------------

                                                 Alan I. Kirshner
                                                 Chief Executive Officer
                                                (Principal Executive Officer)



                                            By   Anthony F. Markel
                                                -----------------------
                                                 Anthony F. Markel
                                                 President
                                                (Principal Operating Officer)



                                            By   Steven A. Markel
                                                ------------------------
                                                 Steven A. Markel
                                                 Vice Chairman



                                            By   Darrell D. Martin
                                                ------------------------
                                                 Darrell D. Martin
                                                 Executive Vice
                                                 President and
                                                 Chief Financial Officer
                                                (Principal Financial Officer and
                                                 Principal Accounting Officer)

                                  Exhibit Index

Number            Description

     27           Financial Data Schedule for period ended September 30, 1998 *



* Filed electronically with the Commission's operational EDGAR system