Form 10-K405
period 1998-12-31
MARKEL CORP
filed 1999-03-24
CIK 803509

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any any amendment to this Form 10-K. [X]

The aggregate market value of the shares of the registrant's Common Stock held by non-affiliates as of January 31, 1999 was approximately $673,819,266.

The number of shares of the registrant's Common Stock outstanding at January 31, 1999: 5,542,332.


                      Documents Incorporated By Reference

The portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 13, 1999, referred to in Part III.

               Index and Cross References- Form 10-K Annual Report

Item No.                                                            Page

Part I
1.  Business                                                         8-19
1a. Executive Officers of the Registrant                               65
2.  Properties (note 5)                                             31-32
3.  Legal Proceedings (note 15)                                        39
4.  Submission of Matters to a Vote of Security Holders              NONE

Part II
5.  Market for the Registrant's Common Equity and
    Related Stockholder Matters                                        64
6.  Selected Financial Data                                         20-21
7.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations                                       48-63
7a. Qualitative and Quantitative Disclosures About Market Risk      60-62
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

Part IV
14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
    a. Documents filed as part of this Form 10-K

Item No.                                                              Page

(1)    Financial Statements
       Consolidated Balance Sheets at
       December 31, 1998 and 1997                                      22
       Consolidated Statements of Income and Comprehensive
       Income for the Years Ended December 31, 1998, 1997, and 1996 23 Consolidated Statements of Changes in Shareholders'
       Equity for the Years Ended December 31, 1998, 1997, and 1996 24 Consolidated Statements of Cash Flows for the Years Ended
       December 31, 1998, 1997, and 1996                               25
       Notes to Consolidated Financial Statements for
       the Years Ended December 31, 1998, 1997, and 1996            26-45
       Independent Auditors' Report                                    46

(2) Schedules have been omitted since they either are not required or are not applicable, or the information called for is shown in the Consolidated Financial Statements.

(3)    Index to Exhibits
       b. Reports on Form 8-K. No reports on Form 8- K were filed during the fourth quarter of 1998
       c. See Index to Exhibits and Item 14a(3)
       d. See Index to Financial Statements and Item 14a(2)

* Items Number 10,11,12, and 13 will be incorporated by reference from the Registrant's 1999 Proxy Statement pursuant to instructions G(1) and G(3) of the General Instructions to Form 10-K.

                                      1998
                               Markel Corporation
                               1998 Annual Report
                                       and
                                    Form 10-K

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

     We are encouraged to look for a better way to do things... to challenge management. We have the ability to make decisions or alter a course quickly. The Markel approach is one of spontaneity and flexibility. This requires a respect for authority but a disdain of bureaucracy.

     At Markel, we hold the individual's right to self-determination in the highest light, providing an atmosphere in which people can reach their personal potential. Being results oriented, we are willing to put aside individual concerns in the spirit of teamwork to achieve success.

     Above all, we enjoy what we are doing. There is excitement at Markel, one that comes from innovating, creating, striving for a better way, sharing success with others... winning.

Highlights

Financial Highlights
(in millions, except per share data)            1998      1997       1996
-----------------------------------------------------------------------------
Gross premium volume                        $   437     $   423     $   414
Net written premiums                            344         330         313
Earned premiums                                 333         333         307
Net income                                       57          50          47
Comprehensive income                             68          92          56
GAAP combined ratio                              98%         99%        100%
-----------------------------------------------------------------------------

Total investments                           $ 1,481     $ 1,408     $ 1,131
Total assets                                  1,921       1,870       1,605
Long-term debt                                   93          93         115
8.71% Capital Securities                        150         150          --
Shareholders' equity                            425         357         268
Debt to total capital                            25%         28%         30%
-----------------------------------------------------------------------------

Per Share Data
Common shares outstanding (in thousands)      5,522       5,474       5,458
Net income (diluted)                        $ 10.17     $  8.92     $  8.30
Total investments                           $268.22     $257.27     $207.18
Book value                                  $ 77.02     $ 65.18     $ 49.16
Growth in book value                             18%         33%         25%
-----------------------------------------------------------------------------


Operating Highlights

o Underwriting profits for the seventh consecutive year and the twelfth year out of the past thirteen

o Book value per share increases to $77.02, an 18% increase for the year and a 23% compound annual growth rate for the past five years

o The Company's insurance subsidiaries were assigned a group rating of "A" (excellent) by A.M. Best Co., Inc.

o Through the Company-sponsored stock loan program, associates acquired an additional $5.8 million of Markel stock in 1998

o    Acquired Gryphon Holdings, Inc. in January 1999

     Net Income        Total Investments        Book Value Per Share
$   in millions         $ in millions             $ per share
[graph appears here]  [graph appears here]      [graph appears here]
     1988   11            1988     51              1988    9.22
     1993   24            1993    597              1993   27.83
     1998   57            1998  1,481              1998   77.02

1998

To Our Business Partners

     We are pleased to report another busy and successful year. In 1998 we extended our record of success in earning consistent underwriting profits and superior investment returns. While we will review our company's annual progress in this report, we will also discuss some important long term industry trends which we expect to affect us. Also, without making too many predictions, we will try to look toward the future, and give you some idea of what we expect.

     Overall our 1998 results were extremely good. While premium growth was small, given the competitive insurance marketplace, bottom line profits were very solid. Underwriting profit exceeded $5 million and our combined ratio was 98%. Investment returns were excellent as we earned a total tax equivalent return on our portfolio of 8.9%. Earnings per share amounted to $10.17, comprehensive income was $12.07 per share, and book value per share grew 18% to $77.02.

Underwriting

     The property and casualty insurance market remains extremely competitive but we continue to maintain our underwriting discipline. The net effect is that our premium growth has been very modest over the past few years and 1998 was no exception. In 1998, gross written premiums increased just 3% to $437 million and net earned premium was flat at $333 million. These small changes in total volume do not accurately reflect the vital efforts of our associates in eliminating unprofitable business, fighting "tooth and nail" to keep existing business in the face of fierce competition, and developing and expanding new business opportunities.

     We continue our focus on maintaining adequate price levels and disciplined risk selection so that we can earn underwriting profits. In 1998 we reported a combined ratio of 98%, a result slightly better than last year.

Loss Reserves

     Our practice is to establish current year reserves on a conservative basis because loss data emerging during the first underwriting year is somewhat limited. Over time, underwriting results for each specific year become more apparent and reserve levels can more easily be set. As in prior years, we have enjoyed the benefit of finding our actual loss experience to be better than originally estimated. We believe that our total loss reserves are as strong today as ever.

     In reviewing our loss experience over the past few years, we found that some lines of business were significantly more profitable than we originally thought. On the other hand, we continue to learn bad news about the ultimate costs associated with asbestos and environmental claims. Because of these events, we have reallocated reserves among different business units. While these shifts occurred, we believe our overall level of loss reserves remains sufficient to cover our exposures.

     There can be no doubt that our strong commitment to underwriting profitability, coupled with a conservative approach to setting loss reserves, underpinned the Company's success over a number of years. The underwriting results in 1998 represent the seventh year in a row we have reported an underwriting profit and the twelfth year out of thirteen since our initial public offering in 1986.

Investments

     At year end our investment portfolio was $1.5 billion, an increase over the prior year of 5%. During the year, investment markets were quite exciting. The bond market enjoyed the continuation of the broad trend of lower interest rates causing bond prices to be generally higher. The change throughout the year, however, was certainly not smooth. In addition, many events, including problems in Russia and Brazil, the failure of prominent hedge funds, and the Asian meltdown produced very different results among various segments of the fixed income market. Quality and liquidity proved to be extremely valuable. Despite the turbulence we are quite pleased with our fixed income performance.

     The stock market was no less interesting, as in spite of a brief September correction, equity prices continued to rise. It is incredible that the S & P 500 index has increased by more than 20% for the fourth year in a row. We have trouble believing that the underlying intrinsic value of the companies represented increased at the same rate. Consequently, as business people making business judgements, our portfolio is not weighted toward the securities in the index. Our 13.3% return on equities, although solid, was short of the index return. We currently own no high technology or internet stocks (the valuations of which we also don't understand). We continue our long-standing practice of careful selection and extremely low portfolio turnover as it serves our purpose of owning good companies for the long term, and maximizing the total after tax return to our shareholders.

Book Value Growth

     Our primary financial goal is to increase book value over the long term on a per share basis. In 1998 book value grew from $357 million to $425 million. On a per share basis book value increased 18%, to $77.02 from $65.18. Our goal is to compound book value at a 20% annual rate. In 1998 we just missed the mark, however, we do expect some volatility in this measure on an annual basis. In the past five years, a more meaningful period and the one we use to calculate incentive compensation, book value grew at a 23% compound annual rate on a per share basis.

     Several years ago we discussed our "model for profit." This model helps one understand how we believe we can compound book value at a 20% rate. Simplistically, if we do not lose anything in the underwriting operation, and maintain $4 in investments for every $1 in equity, earning a 5% after tax total return, then we will grow book value at a 20% rate. At year end our investments totaled $1.5 billion and shareholders' equity was $425 million. This represents only $3.50 in investments for every $1 in equity. This is the obvious result of growing book value at a rate faster than the investment portfolio. As discussed later, the acquisition of Gryphon Holdings, Inc. provides additional investment leverage and positions us to work toward compounding book value at 20% in the future.

Gryphon Acquisition

     One of the most important events of the year for us was the decision to purchase Gryphon. This transaction consumed a great deal of energy throughout the year, and concluded with an agreement to purchase the company for approximately $150.7 million and the assumption of $55.0 million in debt. Gryphon is an insurance holding company that owns three insurance companies:
Associated International Insurance Company based in Woodland Hills, California; Calvert Insurance Company with offices in Hoboken, New Jersey; and The First Reinsurance Company of Hartford which operates out of Chicago. Together these companies control approximately $200 million in annual premium volume.

     Gryphon has excellent franchises in property subject to earthquake risk, professional liability insurance for architects and engineers, as well as directors and officers liability insurance and other miscellaneous professional coverages. The company was also active in many other programs with very inconsistent results. In today's environment, it is very difficult for a small company to operate successfully in multiple products across many states. As with other companies in similar circumstances, Gryphon was burdened with too much overhead and too much bureaucracy. While the company tried to grow its way out of its problems, this strategy proved to be difficult in the current competitive environment.

     The process of integrating Gryphon into the Markel organization has just begun. We expect that each line of business that we continue to write will be managed by an existing Markel operating company. For example, the property division writing California earthquake coverage will become a business within the Essex Insurance Company where we currently write similar coverages. The architects and engineers coverage, as well as the Chicago operations specializing in directors and officers coverage, will become part of the Shand/ Evanston team where we have a great deal of expertise and believe we can add value and grow these businesses.

     Gryphon did not enjoy underwriting success. In fact, the company incurred significant underwriting losses in each of the past four years. These results stemmed from high operating costs, a lack of management focus, inadequate loss reserves, and attempts to develop new business in areas where the company lacked sufficient expertise. We believe that as part of Markel this will quickly change. As the unprofitable businesses are run off and underwriting standards are reviewed, we expect Gryphon's premium volume to decline, probably by as much as 50%; however, more importantly, we expect the remaining businesses to ultimately produce underwriting profits.

     As part of our review of Gryphon we determined that the company's loss reserves were set somewhat optimistically. As a result, Gryphon took an additional charge in the fourth quarter to set its reserves on a more realistic basis. At year end we think the company's reserves are adequate (although not yet with the margin of safety we would prefer).

     In looking at the investment side of the operation we also see significant opportunity. Gryphon has an investment portfolio of approximately $400 million, invested in high quality fixed income securities with fairly short durations. Markel will also be able to add significant value in the management of the investment portfolio and overall investment leverage will improve. On a pro forma basis at December 31, 1998 we now have investments of $1.8 billion and equity of $425 million which represents slightly more than our targeted level of investment leverage of $4 in portfolio for each $1 in equity.

     When we achieve underwriting profitability, we can take full advantage of the additional investment leverage, and the acquisition will help us to compound book value at a 20% rate. The additional premium will better utilize our growing capital base and the additional portfolio provides the balance sheet leverage we seek to maintain.

     We believe we start 1999 in an excellent position to continue to build shareholder value. As always, for the actual results, we must wait and be patient.

Industry in Transition

     The property and casualty insurance industry remains very competitive. Industry premium growth has been slow, returns on equity from operations are at unacceptably low levels and the industry has too much capital.

There are more than 3,000 insurance companies competing for business. Price levels continue to decline and it's hard to remember when the industry last earned an annual underwriting profit. Many observers also believe that loss reserves are now inadequate. Compensating for weak operations, the industry has been bailed out by rising investment portfolio values from the decline in interest rates and rising stock prices. In addition, many companies are manufacturing earnings per share though creative reinsurance arrangements. This environment will not necessarily change quickly, however, it will change.

     Over the past several years there has been a continued change among the companies which lead the industry. Many of the industry's former leaders have been acquired or substantially reorganized. Merger and acquisition activity has picked up among both large and small companies as the industry consolidates. We expect this trend to continue.

     In 1986 when we completed our initial public offering, we trumpeted our small size, our spontaneity and flexibility, our ability to make decisions quickly, and our customer focus. These attributes undoubtedly contributed to our success. Today we are by most measures at least ten times larger than when we went public. Can we maintain these strengths and values as we continue to grow? The acquisition of Gryphon will add $100 million in premium, $300 million in incremental investment portfolio and initially more than 100 new associates. How long will it take this group to embrace the Markel Style? As we grow and meet the new challenges of our changing industry, we recognize the importance of sticking with and communicating to our new associates the important, common sense principles which guided us in the past.

     The industry is facing many challenges and we expect as many or more changes in the next decade as we saw in the last. Neither inadequate pricing, nor inadequate loss reserves can last forever. These problems must be addressed and resolved and opportunities exist for Markel to be part of the solution. Interest rates are currently as low as they have been in many years. At current levels, many insurance companies will see a significant decline in investment income and returns on equity could drop to even lower levels.
In this environment, we expect to see a continuation of industry consolidation.

     All of these developments spell opportunity for Markel. While growth is not one of our strategic objectives, we expect to grow in the future. We want to provide excellent customer service, quality products, underwriting profits, and superior investment returns. All of this to build shareholder value.

The Markel Style

     As an organization, one of our core strengths has been our strong values; values we articulate in The Markel Style. Often organizations have trouble balancing the different demands from clients, associates and shareholders. Some would believe that every decision is a trade off among these different interests. We disagree. Our goal is to make decisions which support all constituencies. For example, associates become owners through payroll stock purchase programs and loan plans, as opposed to dilutive stock options. Additionally, our incentive compensation systems are designed to reward individual achievement. Our performance culture builds financial strength which our clients can count on. Creating an atmosphere in which people can reach their personal potential is much easier when the business is growing and successful. Success breeds success and we have designed Markel to be successful. We also know that just as soon as we become complacent, just as soon as we start to think we're pretty good, then we're headed for trouble. We pledge not to become satisfied with what we've done in the past. We set long term goals and we work toward them every day. We've come a long way and we are excited about the road ahead.

     In closing, we would like to express our deep appreciation to Prem Watsa , who resigned from our Board of Directors in November, for his loyal service and keen advice over the years. Your Company is much stronger today because of Prem's contributions.

     Additionally, we welcome Tom Gayner to the Board. Tom joined Markel in 1990 and has contributed both in the management of our equity portfolio and his common sense business advice.

     Thank you for your support.

/s/ Alan I. Kirshner
-----------------------------------
Alan I. Kirshner
Chairman of the Board and Chief Executive Officer

/s/ Anthony F. Markel
-----------------------------------
Anthony F. Markel
President and Chief Operating Officer

/s/ Steven A. Markel
-----------------------------------
Steven A. Markel
Vice Chairman

/s/ Darrell D. Martin
-----------------------------------
Darrell D. Martin
Executive Vice President and Chief Financial Officer


            [photograph]
Clockwise from left to right: Anthony F. Markel, Darrell D. Martin, Steven A. Markel, Alan I. Kirshner

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

Specialty Insurance
-------------------------------------------------------------------------------

The specialty insurance market differs from the standard market where insurance rates and forms are highly regulated by state insurance departments, products and coverages are largely uniform with relatively predictable exposures and companies tend to compete for customers on the basis of price. In contrast, the specialty market provides coverage for risks that do not fit the underwriting criteria of the standard carriers. Competition tends to focus less on price and more on availability, service and other value-based considerations. While specialty market exposures may have higher insurance risks than their standard market counterparts, Markel manages these risks to achieve higher financial returns. To reach its financial and operational goals, the Company must have extensive knowledge and expertise in its chosen markets. Most of the Company's risks are considered on an individual basis, and restricted limits, deductibles, exclusions and surcharges are employed in order to respond to distinctive risk characteristics.

Markets
-------------------------------------------------------------------------------

The Company competes in two distinct areas of the specialty insurance market; the excess and surplus lines segment (E&S) and the specialty admitted segment. See note 18 in the notes to consolidated financial statements for additional segment reporting disclosures.

The E&S market focuses on hard to place risks and risks that admitted insurers specifically refuse to write. E&S eligibility allows the Company's insurance subsidiaries to underwrite nonstandard market risks with more flexible policy forms and unregulated premium rates. This typically results in coverages that are more restrictive and more expensive than the standard admitted market. In 1997 the E&S market represented approximately $9.1 billion, or 3.2%, of the entire $287.2 billion property and casualty (P&C) industry.*

The Company is the sixth largest domestic E&S writer in the United States as measured by direct premium writings.* Three of the Company's underwriting units, Excess and Surplus Lines, Professional/Products Liability and Brokered Excess and Surplus Lines, write in the E&S market. In 1998, on a consolidated basis, the Company controlled $314.2 million of E&S business.

The Company also writes business in the specialty admitted market. Most of these risks are unique and hard to place in the standard market, but for marketing and regulatory reasons, must remain with an admitted insurance company. In 1996, the last year for which data is available, the specialty admitted market represented $5.4 billion, or 1.9%, of the entire P&C industry as measured by direct premium writings.* The specialty admitted market is subject to more state regulation than the E&S market, particularly with regard to rate and form filing requirements, restrictions on the ability to exit lines of business, premium tax payments and membership in various state associations, such as state guaranty funds and assigned risk plans.

* According to the 1998 and 1997 A.M. Best Company Special Report, Annual Review of the Excess and Surplus Lines Industry.

Two of the Company's underwriting units, Specialty Program Insurance and Specialty Personal and Commercial Lines, write in the specialty admitted market. In 1998, on a consolidated basis, the Company controlled $123.3 million of specialty admitted business.

Competition
-------------------------------------------------------------------------------

The Company's underwriting operations compete with numerous insurance companies, risk retention groups, insurance buying groups, risk securitization programs and alternative self-insurance mechanisms. Competition may take the form of lower prices, broader coverages, greater product flexibility, higher quality services or higher ratings by independent rating agencies. In all of its markets, the Company competes by developing specialty products to satisfy well-defined market needs and by maintaining relationships with brokers and insureds who rely on the Company's expertise. This expertise in offering and underwriting products that are not readily available is the Company's principal means of competition. The Company offers over forty major product lines, each with its own distinct competitive environment. In all of its products, the Company competes with innovative ideas, appropriate pricing, expense control and quality service to policyholders, agents and brokers.

Few barriers exist to prevent insurers from entering the Company's segments of the P&C industry, but many of the larger P&C insurance companies have historically been unwilling to write specialty coverages. The P&C industry is currently experiencing a soft market due to what is perceived by many as excessive amounts of capital in the industry. In an attempt to utilize their capital, many insurance companies often seek to write additional premium without regard for its ultimate profitability. Admitted standard companies are now writing programs that previously were written almost exclusively in the specialty admitted or E&S markets. This additional competition from the standard market has reduced rates and led to broader coverage being offered to many of the Company's customers. In response to this additional competition, the Company has maintained its underwriting standards at the expense of growth in premium volume. The Company does not expect the current soft market conditions to improve until more rational pricing and capital allocation takes place in the P&C industry.

Markel Corporation & Subsidiaries

Underwriting Philosophy
-------------------------------------------------------------------------------

By focusing on market niches where it has underwriting expertise, the Company seeks to earn consistent underwriting profits. Underwriting profits are a key component of the Company's strategy. The ability to achieve consistent underwriting profits demonstrates knowledge and expertise, commitment to superior customer service and the ability to manage insurance risk. The Company has earned an underwriting profit in each of the past seven years and in twelve of the past thirteen years. The following graph shows Markel's GAAP combined ratio as compared to the P&C industry for the past five years:

Markel Corporation Industry Average*

COMBINED RATIOS
[graph appears here]

Markel Corporation
        Markel           Industry
      Corporation         Average
      ----------         --------
1994      97%              109%
1995      99%              107%
1996     100%              106%
1997      99%              102%
1998      98%              105%


*Source A.M. Best Co., Inc.
Industry Average is estimated for 1998.

The Underwriting Units
-------------------------------------------------------------------------------

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

TOTAL GROSS PREMIUM VOLUME ($437 million)
[graph appears here]

Specialty Personal and Commercial Lines      9%
Brokered Excess and Surplus Lines           15%
Specialty Program Insurance                 19%
Excess and Surplus Lines                    28%
Professional/Products Liability             29%

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

The E&S unit's inland marine facility provides coverages for risks that include truck cargo, logging equipment, warehouseman's legal liability, builder's risk, contractor's equipment and oil and gas rigs. The ocean marine facility writes risks that include marinas, hull coverage, cargo and builder's risk for yacht manufacturers.

Most of the E&S unit's business is generated by approximately 144 professional surplus lines general agents who have limited quoting and binding authority. MSP, brokerage inland marine and ocean marine produce business on a brokerage basis through approximately 60 wholesale brokers. The E&S unit seeks to be a substantial underwriter for its producers in order to enhance the likelihood of receiving the most desirable underwriting opportunities. The E&S unit writes the majority of its business in Essex Insurance Company (Essex). Essex is admitted in Delaware and is eligible to write E&S insurance in 49 states and the District of Columbia.

EXCESS AND SURPLUS LINES
GROSS PREMIUM VOLUME ($122 million)
[graph appears here]

Inland Marine              9%
Other                      9%
Property                  14%
Markel Special Property   31%
Casualty                  37%

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

The Professional/Products Liability unit was one of the first to enter the emerging employment practices liability insurance (EPLI) market. EPLI provides coverage for the defense of alleged inappropriate employment practices not typically covered under traditional business coverages. While virtually all businesses have a need for this coverage, the unit designed its EPLI program for middle market firms with 25 to 250 employees, as this niche appears to be the most underserved by other insurers.

Business is written nationwide and is developed through approximately 325 wholesale brokers. The Professional/Products Liability unit writes the majority of its business in Evanston Insurance Company (EIC). EIC is admitted in Illinois and is eligible to write E&S insurance in 48 states and the District of Columbia.

PROFESSIONAL/PRODUCTS LIABILITY
GROSS PREMIUM VOLUME ($127 million)
[graph appears here]

Architects and Engineers                     7%
Specified Professions                       14%
Other                                       15%
Employment Practices Liability              17%
Special Risks                               20%
Medical Malpractice and Specified Medical   27%

Brokered Excess And Surplus Lines

Brokered Excess and Surplus Lines (Brokered E&S) was created with the purchase of Investors in the fall of 1996. The Brokered E&S unit is comprised of three divisions: primary casualty, property and excess and umbrella. The primary casualty division's areas of expertise are hard to place, large general liability and products liability accounts. The majority of the general liability book of business is comprised of coverages for commercial and residential contractors. The division also specializes in writing manufacturing accounts with heavy products liability exposures. Examples include sporting goods manufacturers, toy manufacturers, truck trailer manufacturers and vitamin supply manufacturers. The property division focuses on monoline property and package coverages for mercantile, industrial, habitational and builder's risk exposures.

In 1998 the Company's excess and umbrella division was aligned with the Brokered E&S unit to maximize producer relationships and distribution strategy. The excess and umbrella division provides commercial umbrella and excess coverages. This division is also expanding its product lines to include a personal umbrella program for defined groups of individuals.

The unit operates through approximately 95 wholesale brokers and writes the majority of its business in Investors Insurance Company of America (IICA). IICA is eligible to write E&S insurance in 47 states and the District of Columbia and is admitted in New York and New Jersey.

BROKERED EXCESS AND SURPLUS LINES
GROSS PREMIUM VOLUME ($65 million)
[graph appears here]

   Excess and Umbrella    19%
   Property               19%
   Casualty               62%

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

Markel Corporation & Subsidiaries

SPECIALTY PROGRAM INSURANCE
GROSS PREMIUM VOLUME ($84 million)
[graph appears here]

Child Care                                 7%
Other                                      7%
Health and Fitness                        10%
Sports Liability, Accident and Medical    20%
Camp and Youth Recreation                 27%
Agriculture                               29%


Specialty Personal And Commercial Lines

Specialty Personal and Commercial Lines markets and underwrites its insurance products in niche markets that are overlooked by large admitted carriers. The recreational products division concentrates on watercraft and motorcycle coverages. The watercraft program markets personal insurance coverage for jet skis, yachts and high performance boats; while small fishing ventures and small boat rentals are the focus of the commercial marine department. The motorcycle program's target market is mature riders of high value bikes. The property division provides coverage for dwellings which do not qualify for standard homeowner's coverage. In addition, the Specialty Personal and Commercial Lines unit markets a series of insurance products designed to meet the collateral protection needs of automobile lenders.

Specialty Personal and Commercial Lines products are characterized by high numbers of transactions, low average premiums and creative solutions for underserved and emerging markets. The unit distributes the watercraft and property products primarily through wholesale brokers. The motorcycle program is marketed directly to the consumer, using direct mail and telephone promotion as well as relationships with various motorcycle manufacturers, dealers and associations. The Specialty Personal and Commercial Lines unit writes the majority of its business in Markel American Insurance Company (MAIC). MAIC is licensed to write P&C business in 46 states, including its state of domicile, Virginia, and the District of Columbia.

SPECIALTY PERSONAL AND COMMERCIAL LINES
GROSS PREMIUM VOLUME ($40 million)
[graph appears here]

Other         3%
Motorcycle   19%
Property     35%
Watercraft   43%

Reinsurance
-------------------------------------------------------------------------------

The Company enters into reinsurance agreements in order to reduce its liability on individual risks and to enable it to underwrite policies with higher limits. During the past several years, Markel has reduced its reliance on reinsurance by gradually increasing retentions on its profitable book of business.

Markel strives to minimize credit exposure to reinsurers and maintains a margin of safety through adherence to its internal reinsurance guidelines. To become a reinsurance partner of Markel, prospective companies generally must: (i) maintain an A.M. Best rating of "A" (excellent), (ii) maintain minimum capital and surplus of $100 million and (iii) provide collateral for recoverables in excess of an individually established amount (usually $10 million). In addition, foreign reinsurers must provide collateral equal to 100% of recoverables (with the exception of Lloyd's syndicates). The following table shows Markel's top ten active reinsurers at December 31, 1998. These ten reinsurers represent 74% of Markel's $219.5 million reinsurance recoverable.
                                                              Reinsurance
Reinsurers                                 A.M. Best Rating   Recoverable
---------------------------------------------------------------------------
American Re-Insurance Company                     A++         $   34,756
TIG Reinsurance Company                           A               30,980
Trenwick America Reinsurance Corporation          A+              18,005
Zurich Reinsurance (North America) Inc.           A               16,300
Underwriters Reinsurance Company                  A+              13,969
NAC Reinsurance Corporation                       A+              11,663
Chartwell Reinsurance Company                     A               10,722
St. Paul Fire and Marine Insurance Company        A+               9,858
Signet Star Reinsurance Company                   A                8,170
Folksamerica Reinsurance Company                  A                7,911

Other reinsurers                                  --              57,159

---------------------------------------------------------------------------
Total reinsurance recoverable on paid and unpaid losses        $ 219,493
---------------------------------------------------------------------------

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

Markel Corporation & Subsidiaries

Investments
-------------------------------------------------------------------------------

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

Total investment returns include items which impact net income, such as net investment income and realized gains or losses from the sales of investments, as well as items which do not impact net income, such as changes in unrealized holding gains or losses. The Company does not intend to lower the quality of its investment portfolio in order to enhance or maintain yields. The Company's focus on long-term total investment returns may result in variability in the level of realized and unrealized investment gains or losses from one period to the next.

The ultimate success of the Company's investment strategy is evident from the review of total investment returns over several years. The following table presents taxable equivalent total returns for Markel's investment portfolio for the past five years:

ANNUAL TAXABLE EQUIVALENT TOTAL RETURNS
---------------------------------------------------------

                                                                5 Year     10 Year
                                                                Weighted  Weighted
                                                                 Average   Average
                                 Years Ended December 31,        Annual    Annual
                          1994    1995     1996    1997    1998  Return    Return
-----------------------------------------------------------------------------------
Equities                  (3.3)%  29.7%    26.9%   31.4%   13.3%  20.4%     19.1%
Fixed maturities          (0.2)%  13.9%     4.8%    9.2%    7.6%   7.5%      8.3%
Total portfolio           (1.1)%  15.7%     7.5%   12.8%    8.9%   9.5%      9.9%

-----------------------------------------------------------------------------------
Ending portfolio
balance (in millions)    $ 612   $ 909  $ 1,131 $ 1,408 $ 1,481
-----------------------------------------------------------------------------------

The Company's investment performance also benefitted from continued growth in the investment portfolio over the past ten years. The portfolio increased to $1.5 billion at December 31, 1998 from $50.6 million at December 31, 1988.

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

The Company's fixed maturity portfolio has an average rating of "AA", with 87% rated "A" or better by at least one nationally recognized rating organization. The Company's policy is to minimize its investments in fixed maturity securities that are unrated or rated below investment grade.

The following chart shows the Company's fixed maturity portfolio, at estimated fair value, by rating category at December 31, 1998:

CREDIT QUALITY OF FIXED MATURITY PORTFOLIO ($1,071 million)
[graph appears here]

   Other        4%
   BBB          9%
   A           22%
   AAA/AA      65%


Approximately 79% of the investment portfolio is managed directly by officers of the Company. During 1998 approximately 20% of the Company's cash and investments was managed by Hamblin Watsa Investment Counsel Ltd., a Canadian investment management firm. Effective January 1, 1999, the portion of the Company's portfolio managed by Hamblin Watsa was transferred for management purposes to officers of the Company. The remainder of the portfolio is managed by an independent portfolio manager.


Shareholder Value
-------------------------------------------------------------------------------

The Company's financial goals are to earn consistent underwriting profits and superior investment returns to build shareholder value. More specifically, the Company assesses its effectiveness in building shareholder value through the measurement of growth in book value per share. The Company believes that growth in book value per share is the most comprehensive measure of its success due to the fact that it includes all underwriting and investing results. The Company has a stated objective to grow book value per share by 20% annually. Over the past five years, the Company has grown book value per share at a compound annual rate of 23%. The following graph presents Markel's book value per share for the past five years:

BOOK VALUE PER SHARE
    $ per share
[graph appears here]

  1994       25.71
  1995       39.37
  1996       49.16
  1997       65.18
  1998       77.02

Markel Corporation & Subsidiaries

Regulatory Environment
-------------------------------------------------------------------------------

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

The Company is also subject to state laws regulating insurance holding companies. Under these laws, insurance departments may, at any time, examine the Company, require disclosure of material transactions by the holding company, require approval of certain extraordinary transactions, such as extraordinary dividends from an insurance subsidiary to the holding company, or require approval of changes in control of an insurer or an insurance holding company. Generally, "control" for these purposes is defined as ownership or voting power of 10% or more of a company's shares.

The laws of the domicile states of the Company's insurance subsidiaries govern the amount of dividends which may be paid to the Company. Generally, statutes in the domicile states of the Company's insurance subsidiaries require prior approval for payment of "extraordinary" as opposed to "ordinary" dividends. At December 31, 1998, the Company's insurance subsidiaries could pay up to $47.6 million during the following twelve months under the ordinary dividend regulations without prior regulatory approval.

Ratings
-------------------------------------------------------------------------------

Financial stability and strength are important purchase considerations of policyholders and insurance agents and brokers. Because an insurance premium paid today purchases coverage for losses that might not be paid for many years, the financial viability of the insurer is of critical concern. Various independent rating agencies provide information to assist buyers in their search for financially sound insurers.

A.M. Best Co., Inc. (Best) publishes Best's Insurance Reports, Property-Casualty and assigns ratings to P&C insurance companies based on quantitative criteria, such as profitability, leverage and liquidity as well as qualitative assessments, such as the spread of risk, the adequacy and soundness of reinsurance, the quality and estimated market value of assets, the adequacy of loss reserves and surplus and the competence, experience and integrity of management. Best's letter ratings range from "A++" (superior) to "F" (in liquidation). S&P and Duff & Phelps' Credit Rating Co. (Duff & Phelps) provide analytical and statistical information on the solvency and liquidity of major U.S. licensed insurance companies. S&P's financial strength ratings and Duff & Phelps' claims paying ability (CPA) ratings concern only the likelihood of timely payment of policyholder obligations and are not intended to refer to the ability of either the rated company or its parent or subsidiary to pay non-policy obligations such as debt or commercial paper. The S&P financial strength ratings range from "AAA" (extremely strong financial security) to "CC" (extremely weak financial security). The Duff & Phelps CPA rating categories range from "AAA" (risk factors are negligible) to "DD" (under order of liquidation).

On January 26, 1999 Best assigned the Company's insurance subsidiaries a group rating of "A" (excellent). This action by Best represented a rating upgrade for Investors Insurance Company of America and Markel Insurance Company and was an affirmation of the ratings of Essex Insurance Company, Evanston Insurance Company and Markel American Insurance Company. In addition the Company's insurance subsidiaries are rated "A+" (strong financial security) by S&P and "A+" (high claims paying ability) by Duff & Phelps.

Associates
-------------------------------------------------------------------------------

At December 31, 1998, the Company and its consolidated subsidiaries employed 772 persons, four of whom were executive officers.

The Company believes that, as a service organization, its continued profitability and growth are dependent upon the talent and enthusiasm its associates bring to their jobs. The Company has structured incentive compensation plans and stock purchase plans to encourage associates to think and act like owners. Associates are offered many opportunities to become shareholders. Every associate eligible to participate in the Company's retirement program, a 401(k) plan, receives a portion of the Company's contribution in Markel stock and may purchase stock with their own contributions. Stock may be acquired through a payroll deduction plan, and associates have been given the opportunity to purchase stock with interest financing partially subsidized by the Company. Under Markel's incentive compensation plans, associates may earn a meaningful bonus based on individual performance and the Company's performance. At December 31, 1998, the Company estimated associates' ownership, including executive officers and directors, at approximately 31% of the Company. The Company believes that employee stock ownership and rewarding value-added performance aligns associates' interests with the interests of non-employee shareholders.

Markel Corporation & Subsidiaries

Selected Financial Data (dollars in millions, except per share data)



                                                  ---------------------------------------------
                                                          1998           1997           1996
                                                  ---------------------------------------------
RESULTS OF OPERATIONS (1)
-------------------------------------------------------------------------------------------------
Earned premiums                                     $      333      $      333     $      307
Net investment income                                       71              69             51
Total operating revenues                                   426             419            367
Net income                                                  57              50             47
Comprehensive income                                        68              92             56
-------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE (2)
-------------------------------------------------------------------------------------------------
Core operations                                     $      8.10     $     7.43     $     6.03
Net realized gains                                         2.37           1.82           0.58
Nonrecurring items                                          --              --           2.05
Amortization expense                                      (0.30)         (0.33)         (0.36)
Net income                                          $     10.17     $     8.92     $     8.30
-------------------------------------------------------------------------------------------------
FINANCIAL POSITION (1)(3)(4)
-------------------------------------------------------------------------------------------------
Total investments                                   $    1,481      $    1,408      $   1,131
Total assets                                             1,921           1,870          1,605
Unpaid losses and loss adjustment expenses                 934             971            936
Long-term debt                                              93              93            115
8.71% Capital Securities                                   150             150             --
Shareholders' equity                                       425             357            268
-------------------------------------------------------------------------------------------------
RATIO ANALYSIS
-------------------------------------------------------------------------------------------------
GAAP combined ratio                                          98%            99%           100%
Investment yield (5)                                          5%             5%             5%
Total return (6)                                              7%            11%             8%
Debt to total capital (7)                                    25%            28%            30%
-------------------------------------------------------------------------------------------------
PER SHARE DATA (2)
-------------------------------------------------------------------------------------------------
Common shares outstanding (in thousands)                 5,522           5,474          5,458
Total investments                                   $   268.22      $   257.27       $ 207.18
Book value                                          $    77.02      $    65.18      $   49.16
Growth in book value                                        18%             33%            25%
5-Year CAGR in book value (8)                               23%             26%            26%
Closing stock price                                 $   181.00      $   156.13      $   90.00
-------------------------------------------------------------------------------------------------


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




                                  --------------------------------------------------------------------------------------------------
                                    1995       1994       1993         1992         1991         1990       1989     10-Year CAGR(8)
                                   -------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS (1)
------------------------------------------------------------------------------------------------------------------------------------
Earned premiums                   $   285     $   243     $   193      $   153       $  152      $   33     $    24           32%
Net investment income                  43          29          24           27           31           7           5           33%
Total operating revenues              344         280         235          206          223          73          48           28%
Net income                             34          19          24           26           14           6          14           18%
Comprehensive income                   75         (10)         34           26           39           5          14           19%
------------------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE (2)
------------------------------------------------------------------------------------------------------------------------------------
Core operations                   $  5.15     $  3.77     $  3.31      $  3.03       $ 2.63      $ 1.76     $  1.33           18%
Net realized gains                   1.39        0.45        1.83         0.89         0.94        0.13        0.89           --
Nonrecurring items                     --          --          --         1.90         0.28       (0.41)       0.65           --
Amortization expense                (0.39)      (0.89)      (0.91)       (1.18)       (1.15)      (0.43)      (0.25)          --
Net income                        $  6.15     $  3.33     $  4.23      $  4.64       $ 2.70      $ 1.05     $  2.62           16%
------------------------------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION (1)(3)(4)
------------------------------------------------------------------------------------------------------------------------------------
Total investments                 $   909     $   612     $   597      $  434        $  415      $  360     $    66           40%
Total assets                        1,315       1,103       1,135       1,129           700         670         196           29%
Unpaid losses and loss
 adjustment expenses                  734         653         688         733           346         302          31           --
Long-term debt                        107         101          78         101            94         127          44           --
8.71% Capital Securities               --          --          --          --            --          --          --           --
Shareholders' equity                  213         139         151         109            83          55          60           25%
------------------------------------------------------------------------------------------------------------------------------------
RATIO ANALYSIS
------------------------------------------------------------------------------------------------------------------------------------
GAAP combined ratio                    99%         97%         97%         97%          106%         81%         78%          --
Investment yield (5)                    6%          5%          5%          6%            7%         10%          8%          --
Total return (6)                       15%         (2%)        11%           7%         16%           8%         11%          --
Debt to total capital (7)              33%         42%         34%         48%           53%         70%         42%          --
------------------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA (2)
------------------------------------------------------------------------------------------------------------------------------------
Common shares outstanding
  (in thousands)                    5,422       5,387       5,414       5,403         5,332       5,323       5,401           --
Total investments                 $167.57     $113.55     $110.27      $80.27        $77.91      $67.59     $ 12.31           39%
Book value                        $ 39.37     $ 25.71     $ 27.83      $20.24        $15.59      $10.27     $ 11.69           24%
Growth in book value                   53%         (8%)        38%         30%           52%        (12%)        27%          --
5-Year CAGR in book value (8)          31%         17%         25%         34%           35%         --          --           --
Closing stock price               $ 75.50     $ 41.50     $ 39.38      $31.25        $22.00      $11.75     $ 22.50           --
------------------------------------------------------------------------------------------------------------------------------------

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

(8)  CAGR - compound annual growth rate

Markel Corporation & Subsidiaries

Consolidated Balance Sheets


                                                                                                 December 31,
--------------------------------------------------------------------------------------------------------------------
                                                                                             1998            1997
--------------------------------------------------------------------------------------------------------------------
                                                                                             (dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value
     Fixed maturities (cost of $1,041,155 in 1998 and $1,037,807 in 1997)                 $ 1,070,978      $1,063,191
     Equity securities (cost of $200,004 in 1998 and $147,601 in 1997)                        317,887         253,385
     Short-term investments (estimated fair value approximates cost)                           92,228          91,744

---------------------------------------------------------------------------------------------------------------------
     TOTAL INVESTMENTS, AVAILABLE-FOR-SALE                                                  1,481,093       1,408,320
---------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents                                                                       1,527           1,309
Receivables                                                                                    68,138          67,573
Reinsurance recoverable on unpaid losses                                                      198,288         225,405
Reinsurance recoverable on paid losses                                                         21,205          15,530
Deferred policy acquisition costs                                                              40,471          36,816
Prepaid reinsurance premiums                                                                   42,241          39,758
Property and equipment                                                                          7,981          10,068
Intangible assets                                                                              35,298          37,331
Other assets                                                                                   25,022          27,990

---------------------------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                                          $1,921,264      $1,870,100
---------------------------------------------------------------------------------------------------------------------


LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses                                                 $  933,830      $  971,157
Unearned premiums                                                                             205,908         192,815
Payables to insurance companies                                                                22,715          29,148
Long-term debt (estimated fair value of $96,931 in 1998 and $96,197 in 1997)                   93,219          93,166
Other liabilities                                                                              90,291          77,010
Company-Obligated Mandatorily Redeemable Preferred Capital Securities
     of Subsidiary Trust Holding Solely Junior Subordinated Deferrable
     Interest Debentures of Markel Corporation (estimated fair value
     of $144,453 in 1998 and $159,132 in 1997)                                                150,000         150,000

---------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                                                      1,495,963       1,513,296
---------------------------------------------------------------------------------------------------------------------

Shareholders' equity
     Common stock                                                                              25,415          24,660
     Retained earnings                                                                        303,878         246,885
     Accumulated other comprehensive income
         Net unrealized holding gains on fixed maturities and equity securities,
         net of taxes of $51,698 in 1998 and $45,909 in 1997                                   96,008          85,259

---------------------------------------------------------------------------------------------------------------------
     TOTAL SHAREHOLDERS' EQUITY                                                               425,301         356,804
Commitments and contingencies

---------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $1,921,264      $1,870,100
---------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income


                                                                           Years Ended December 31,
----------------------------------------------------------------------------------------------------------
                                                                   1998            1997            1996
----------------------------------------------------------------------------------------------------------
                                                               (dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums                                                  $ 333,267       $ 332,878       $ 307,453
Net investment income                                               71,046          68,653          51,168
Net realized gains from investment sales                            20,558          15,834           5,013
Other                                                                1,130           1,682           3,102
----------------------------------------------------------------------------------------------------------
     TOTAL OPERATING REVENUES                                      426,001         419,047         366,736
----------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
Losses and loss adjustment expenses                                203,336         210,061         202,378
Underwriting, acquisition and insurance expenses                   124,841         120,076         105,032
Other                                                                   --              --           1,275
Loss on building                                                        --              --          10,380
Amortization of intangible assets                                    2,033           2,435           2,655
----------------------------------------------------------------------------------------------------------
     TOTAL OPERATING EXPENSES                                      330,210         332,572         321,720
----------------------------------------------------------------------------------------------------------
     OPERATING INCOME                                               95,791          86,475          45,016
----------------------------------------------------------------------------------------------------------
Interest expense                                                    20,406          20,124           8,016
----------------------------------------------------------------------------------------------------------
     INCOME BEFORE INCOME TAXES                                     75,385          66,351          37,000
Income tax expense (benefit)                                        18,092          15,924          (9,672)
----------------------------------------------------------------------------------------------------------
     NET INCOME                                                  $  57,293       $  50,427       $  46,672
----------------------------------------------------------------------------------------------------------
OTHER COMPREHENSIVE INCOME
Unrealized gains on securities, net of taxes
     Net unrealized holding gains arising during the period      $  24,112       $  51,800       $  13,018
     Less reclassification adjustments for gains included
         in net income                                             (13,363)        (10,292)         (3,258)
----------------------------------------------------------------------------------------------------------
     TOTAL OTHER COMPREHENSIVE INCOME                               10,749          41,508           9,760
----------------------------------------------------------------------------------------------------------
     COMPREHENSIVE INCOME                                        $  68,042       $  91,935       $  56,432
----------------------------------------------------------------------------------------------------------
NET INCOME PER SHARE
     Basic                                                       $   10.41       $    9.20       $    8.58
     Diluted                                                     $   10.17       $    8.92       $    8.30
----------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

Markel Corporation & Subsidiaries

Consolidated Statements Of Changes In Shareholders' Equity

                                                                                       Accumulated
                                                                                          Other
                                                 Common       Common      Retained    Comprehensive
                                                 Shares        Stock      Earnings       Income        Total
---------------------------------------------------------------------------------------------------------------
                                                                    (in thousands)

Shareholders' Equity at January 1, 1996          5,422       $ 23,118    $ 156,333     $ 33,991     $ 213,442
     Net income                                     --             --       46,672           --        46,672
     Net unrealized holding gains
         arising during the period, net of taxes    --             --           --        9,760         9,760
---------------------------------------------------------------------------------------------------------------
         Comprehensive income                                                                          56,432
     Issuance of common stock                       68          1,229          --            --         1,229
     Repurchase of common stock                    (32)            --       (2,751)         --         (2,751)
     Other                                          --             --          (17)          --           (17)
---------------------------------------------------------------------------------------------------------------
Shareholders' Equity at December 31, 1996        5,458         24,347      200,237       43,751       268,335
     Net income                                     --             --       50,427          --         50,427
     Net unrealized holding gains
         arising during the period, net of taxes    --             --           --       41,508        41,508
---------------------------------------------------------------------------------------------------------------
         Comprehensive income                                                                          91,935
     Issuance of common stock                       41            313           --           --           313
     Repurchase of common stock                    (25)           --        (3,771)          --        (3,771)
     Other                                          --             --           (8)         --             (8)
---------------------------------------------------------------------------------------------------------------
Shareholders' Equity at December 31, 1997        5,474         24,660      246,885       85,259       356,804
     Net income                                     --            --        57,293           --        57,293
     Net unrealized holding gains
         arising during the period, net of taxes    --             --           --       10,749        10,749
---------------------------------------------------------------------------------------------------------------
         Comprehensive income                                                                          68,042
     Issuance of common stock                       50            755           --           --           755
     Repurchase of common stock                     (2)           --          (300)         --           (300)

---------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY AT DECEMBER 31, 1998        5,522       $ 25,415    $ 303,878     $ 96,008     $ 425,301
---------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

Consolidated Statements Of Cash Flows


                                                                                            Years Ended December 31,
--------------------------------------------------------------------------------------------------------------------------

                                                                                     1998           1997           1996
--------------------------------------------------------------------------------------------------------------------------
                                                                                            (dollars in thousands)
OPERATING ACTIVITIES
Net income                                                                       $  57,293       $  50,427       $  46,672
Adjustments to reconcile net income to net cash provided
    by operating activities
     Deferred income tax expense (benefit)                                           6,950            (557)        (15,345)
     Depreciation and amortization                                                   7,296           7,307          10,934
     Loss on building                                                                   --              --          10,380
     Net realized gains from investment sales                                      (20,558)        (15,834)         (5,013)
     Decrease (increase) in receivables                                              5,758          (2,669)         (5,208)
     Decrease (increase) in deferred policy acquisition costs                       (3,655)          1,163          (1,044)
     Increase (decrease) in unpaid losses and loss adjustment expenses, net        (15,885)         16,789          47,363
     Increase (decrease) in unearned premiums, net                                  10,610          (2,914)          6,009
     Increase (decrease) in payables to insurance companies                         (6,433)          5,278           2,581
     Increase (decrease) in current income taxes                                     3,084           4,313          (2,702)
     Other                                                                          (4,516)          5,340            (275)
--------------------------------------------------------------------------------------------------------------------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                                  39,944          68,643          94,352
--------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities                      405,561         636,212         439,072
Proceeds from maturities of fixed maturities                                       127,526          55,722          66,512
Cost of fixed maturities and equity securities purchased                          (574,310)       (863,785)       (591,034)
Net change in short-term investments                                                  (484)        (40,237)         16,675
Sales (acquisition) of insurance companies, net of cash                              4,689           9,230         (35,049)
Net proceeds from sale of building                                                      --           6,500              --
Additions to property and equipment                                                 (2,717)         (4,612)         (3,952)
Other                                                                                 (446)           (177)           (248)
--------------------------------------------------------------------------------------------------------------------------
         NET CASH USED BY INVESTING ACTIVITIES                                     (40,181)       (201,147)       (108,024)
--------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net proceeds from issuance of Company-Obligated Mandatorily
    Redeemable Preferred Capital Securities                                             --         148,123              --
Additions to long-term debt                                                             --              --          40,500
Repayments and repurchases of long-term debt                                            --         (21,577)        (32,550)
Other                                                                                  455          (3,787)         (1,539)
--------------------------------------------------------------------------------------------------------------------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                     455         122,759           6,411
--------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                       218          (9,745)         (7,261)
Cash and cash equivalents at beginning of year                                       1,309          11,054          18,315
--------------------------------------------------------------------------------------------------------------------------
         CASH AND CASH EQUIVALENTS AT END OF YEAR                                $   1,527       $   1,309       $  11,054
--------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

Markel Corporation & Subsidiaries

Notes To Consolidated Financial Statements

1. Summary of Significant Accounting Policies

The Company underwrites specialty insurance products and programs to niche markets. Significant areas of underwriting include excess and surplus lines, professional/products liability, brokered excess and surplus lines, specialty programs and specialty personal and commercial lines.

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

Premiums and discounts are amortized or accreted over the lives of the related fixed maturities as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains or losses are included in earnings and are derived using the first in, first out method.

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

h) UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES. Unpaid losses and loss adjustment expenses are based on evaluations of reported claims and estimates for losses and loss adjustment expenses incurred but not reported. Estimates for losses and loss adjustment expenses incurred but not reported are based on reserve development studies. The reserves recorded are estimates, and the ultimate liability may be greater than or less than the estimates; however, management believes the reserves are adequate.

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

j) EARNINGS PER SHARE. Basic earnings per share (EPS) is computed by dividing net income, less required dividends on redeemable preferred stock, by the weighted average number of common shares outstanding during the year. Diluted EPS is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the year.

k) STOCK COMPENSATION PLANS. The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock-based compensation plans. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock Based Compensation.

l) LONG-LIVED ASSETS. If an asset is considered to be impaired, the impairment equals the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

m) COMPREHENSIVE INCOME. Comprehensive income represents all changes in equity of an enterprise that result from recognized transactions and other economic events of the period. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income, such as unrealized gains or losses on certain investments in debt and equity securities and foreign currency items.

n) DERIVATIVES. The Company occasionally uses derivative financial instruments to hedge foreign currency risk and market risk in its investment portfolio. When held, derivative instruments are matched against specific securities, and their fair values are determined based on current settlement costs. Derivative positions held by the Company at December 31, 1998 and 1997 were immaterial.

o) SEGMENT REPORTING. As of January 1, 1998, the Company adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, for all years presented. This statement establishes standards for disclosing certain information about reportable operating segments. It also requires public enterprises to present certain "enterprise wide" information, including revenues related to products and services.

p) RECLASSIFICATIONS. Certain reclassifications of prior years' amounts have been made to conform with 1998 presentations.

Markel Corporation & Subsidiaries

2. Investments

a)  Following is a summary of investments (dollars in thousands):

                                                                         December 31, 1998
-------------------------------------------------------------------------------------------------------------
                                                                     Gross          Gross        Estimated
                                                     Amortized    Unrealized      Unrealized        Fair
                                                       Cost          Gains          Losses          Value
-------------------------------------------------------------------------------------------------------------
Fixed maturities
     U.S. Treasury securities and obligations
         of U.S. government agencies               $  199,655      $    4,376      $     (937)      $  203,094
     Obligations of states, municipalities
         and political subdivisions                   425,904          13,584            (207)         439,281
     Public utilities                                  37,086           1,030             (37)          38,079
     Convertibles and bonds with warrants              12,528             442            (151)          12,819
     All other corporate bonds                        365,982          13,219          (1,496)         377,705
--------------------------------------------------------------------------------------------------------------
     Total fixed maturities                         1,041,155          32,651          (2,828)       1,070,978
Equity securities
     Banks, trusts and insurance companies             86,526          61,898            (454)         147,970
     Industrial, miscellaneous and all other          112,780          60,917          (5,259)         168,438
     Nonredeemable preferred stock                        698             794             (13)           1,479
--------------------------------------------------------------------------------------------------------------

     Total equity securities                          200,004         123,609          (5,726)         317,887
Short-term investments                                 92,228              --              --           92,228
--------------------------------------------------------------------------------------------------------------
     Total  Investments                            $1,333,387      $  156,260      $   (8,554)      $1,481,093


                                                                         December 31, 1997
-------------------------------------------------------------------------------------------------------------
                                                                      Gross         Gross         Estimated
                                                     Amortized     Unrealized     Unrealized         Fair
                                                       Cost           Gains         Losses           Value
-------------------------------------------------------------------------------------------------------------
Fixed maturities
     U.S. Treasury securities and obligations
         of U.S. government agencies               $  299,546      $    3,344      $     (465)      $  302,425
     Obligations of states, municipalities
         and political subdivisions                   361,688          10,713            (125)         372,276
     Public utilities                                  43,614           1,689             (79)          45,224
     Convertibles and bonds with warrants               4,799             380             (14)           5,165
     All other corporate bonds                        328,160          10,442            (501)         338,101
--------------------------------------------------------------------------------------------------------------
     Total fixed maturities                         1,037,807          26,568          (1,184)       1,063,191
Equity securities
     Banks, trusts and insurance companies             53,918          43,811            (119)          97,610
     Industrial, miscellaneous and all other           89,969          63,163          (1,454)         151,678
     Nonredeemable preferred stock                      3,714             405             (22)           4,097
--------------------------------------------------------------------------------------------------------------

     Total equity securities                          147,601         107,379          (1,595)         253,385
Short-term investments                                 91,744              --              --           91,744
--------------------------------------------------------------------------------------------------------------
     TOTAL INVESTMENTS                             $1,277,152      $  133,947      $   (2,779)      $1,408,320
--------------------------------------------------------------------------------------------------------------

b) The amortized cost and estimated fair value of fixed maturities at December 31, 1998 are shown below by contractual maturity (dollars in thousands):

                                                                      Estimated
                                                       Amortized        Fair
                                                         Cost           Value
--------------------------------------------------------------------------------
Due in one year or less                              $    62,610    $    62,991
Due after one year through five years                    169,934        172,975
Due after five years through ten years                   334,255        343,110
Due after ten years                                      474,356        491,902
--------------------------------------------------------------------------------
     TOTAL                                           $ 1,041,155    $ 1,070,978
--------------------------------------------------------------------------------

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the lenders may have the right to put the securities back to the borrower. Based on expected maturities, the estimated average duration of the fixed maturities was 4.7 years.

c) Components of net investment income are as follows (dollars in thousands):

                                                             Years Ended December 31,
--------------------------------------------------------------------------------------------
                                                      1998             1997           1996
--------------------------------------------------------------------------------------------
Interest
     Municipal bonds (tax-exempt)                   $ 20,169        $ 16,130      $   8,824
     Taxable bonds                                    42,560          43,051         36,823
     Short-term investments, including
         overnight deposits                            2,389           3,986          4,447
     Dividends on equity securities                    9,602           8,670          4,474
--------------------------------------------------------------------------------------------
                                                      74,720          71,837         54,568
Less investment expenses                               3,674           3,184          3,400
--------------------------------------------------------------------------------------------
     NET INVESTMENT INCOME                          $ 71,046        $ 68,653       $ 51,168
--------------------------------------------------------------------------------------------

Markel Corporation & Subsidiaries

d) The following table presents the Company's realized gains and losses from investment sales and the change in gross unrealized gains (losses) (dollars in thousands):

                                                            Years Ended December 31,
--------------------------------------------------------------------------------------------
                                                      1998            1997           1996
--------------------------------------------------------------------------------------------
Realized gains
     Fixed maturities                              $   6,201       $   9,454     $    5,618
     Equity securities                                19,168          12,568          5,480
--------------------------------------------------------------------------------------------
                                                      25,369          22,022         11,098
--------------------------------------------------------------------------------------------
Realized losses
     Fixed maturities                                 (1,376)         (4,615)        (5,853)
     Equity securities                                (3,435)         (1,573)          (232)
--------------------------------------------------------------------------------------------
                                                      (4,811)         (6,188)        (6,085)
--------------------------------------------------------------------------------------------
     NET REALIZED GAINS FROM INVESTMENT SALES       $ 20,558        $ 15,834     $    5,013
--------------------------------------------------------------------------------------------
Change in gross unrealized gains (losses)
     Fixed maturities                              $   4,439        $ 18,911      $ (16,014)
     Equity securities                                12,099          44,947         31,029
---------------------------------------------------------------------------------------------
     NET INCREASE                                   $ 16,538        $ 63,858      $  15,015
--------------------------------------------------------------------------------------------

e) Investments with a carrying value of $28.9 million and $33.9 million were on deposit with regulatory authorities at December 31, 1998 and 1997, respectively.

f) At December 31, 1998, there were no investments in any one issuer that exceeded 10% of shareholders' equity.

3. Receivables

-------------------------------------------------------------------------------
Following are the components of receivables (dollars in thousands):

                                                           December 31,
                                                         -----------------
                                                          1998       1997
---------------------------------------------------------------------------

Agents' balances and premiums in course of collection   $ 52,507  $ 54,759
Less allowance for doubtful receivables                    3,113     2,763
---------------------------------------------------------------------------
                                                          49,394    51,996
Other                                                     18,744    15,577
---------------------------------------------------------------------------
     Receivables                                        $ 68,138  $ 67,573
---------------------------------------------------------------------------

4. Deferred Policy Acquisition Costs

The following reflects the amounts of policy costs deferred and amortized (dollars in thousands):


                                                            Years Ended December 31,
--------------------------------------------------------------------------------------------
                                                      1998            1997           1996
--------------------------------------------------------------------------------------------
Balance, beginning of year                         $  36,816       $  37,979      $  32,024
Policy acquisition costs deferred                     85,041          79,356         76,327
Amortization charged to expense                      (81,386)        (80,519)       (70,372)
--------------------------------------------------------------------------------------------
     DEFERRED POLICY ACQUISITION COSTS             $  40,471       $  36,816      $  37,979
--------------------------------------------------------------------------------------------

The following reflects the components of underwriting, acquisition and insurance expenses (dollars in thousands):


                                                            Years Ended December 31,
-------------------------------------------------------------------------------------------
                                                      1998          1997           1996
-------------------------------------------------------------------------------------------
Amortization of policy acquisition costs          $   81,386    $   80,519     $   70,372
Other operating expenses                              43,455        39,557         34,660

     UNDERWRITING, ACQUISITION AND
     INSURANCE EXPENSES                            $ 124,841     $ 120,076      $ 105,032
-------------------------------------------------------------------------------------------

5. Property and Equipment

Following are the components of property and equipment (dollars in thousands):

                                                               December 31,
--------------------------------------------------------------------------------
                                                            1998          1997
--------------------------------------------------------------------------------
Land                                                    $   1,066       $    689
Building equipment                                            995            375
Furniture and equipment                                    26,292         28,154
Other                                                         121            140
--------------------------------------------------------------------------------
                                                           28,474         29,358
Less accumulated depreciation and amortization             20,493         19,290
--------------------------------------------------------------------------------
     PROPERTY AND EQUIPMENT                             $   7,981       $ 10,068
--------------------------------------------------------------------------------


Depreciation and amortization expense of property and equipment was $4.1 million, $3.5 million and $6.0 million for the years ended December 31, 1998, 1997 and 1996, respectively.

Total rental expense for the years ended December 31, 1998, 1997 and 1996 was approximately $4.9 million, $4.2 million and $2.7 million, respectively.

As part of the purchase of Shand/Evanston in 1987, the Company acquired Shand's headquarters building in Evanston, Illinois. After the acquisition the estimated fair value of the building fell significantly due to escalating property taxes and reduced demand for office space in Evanston. In response to a purchase offer, the Company decided to dispose of the building and immediately recognized a $10.4 million ($6.8 million after tax) loss in 1996. The sale of the building was completed in 1997.

Markel Corporation & Subsidiaries

5. Property and Equipment (continued)

The Company has facilities and furniture and equipment under operating leases with remaining terms ranging from 22 months to 120 months.

Minimum annual rental commitments for noncancelable operating leases at December 31, 1998 are as follows (dollars in thousands):

Years Ending December 31,
------------------------------------------------------------------
     1999                                                $   5,262
     2000                                                    6,017
     2001                                                    5,484
     2002                                                    5,349
     2003                                                    5,452
     2004 and thereafter                                    22,854
------------------------------------------------------------------
     TOTAL                                                $ 50,418
------------------------------------------------------------------

6. Intangible Assets

Following are the components of intangible assets (dollars in thousands):

                                                      December 31,
-----------------------------------------------------------------------
                                                  1998           1997
-----------------------------------------------------------------------
Goodwill                                        $ 34,587       $ 35,668
Policy renewal rights                                711          1,663
-----------------------------------------------------------------------
     INTANGIBLE ASSETS                          $ 35,298       $ 37,331
-----------------------------------------------------------------------

Accumulated amortization related to intangible assets was $21.6 million and $19.6 million at December 31, 1998 and 1997, respectively.


7. Income Taxes

--------------------------------------------------------------------------------
Income tax expense (benefit) on income before income taxes, substantially all of which was federal tax expense, consists of (dollars in thousands):

                                                             Years Ended December 31,
---------------------------------------------------------------------------------------------
                                                      1998            1997             1996
---------------------------------------------------------------------------------------------
Current                                             $ 11,142        $ 16,481     $    5,673
Deferred                                               6,950            (557)       (15,345)
---------------------------------------------------------------------------------------------
     INCOME TAX EXPENSE (BENEFIT)                   $ 18,092        $ 15,924     $   (9,672)
---------------------------------------------------------------------------------------------

The Company made income tax payments of $8.1 million in 1998, $12.2 million in 1997 and $8.4 million in 1996. Current income taxes payable were $4.0 million at December 31, 1998 and $0.9 million at December 31, 1997.

Reconciliations of the U.S. corporate income tax rate and the effective tax rate on income before income taxes are as follows:

                                                        Years Ended December 31,
--------------------------------------------------------------------------------
                                                         1998     1997     1996
--------------------------------------------------------------------------------
U.S. corporate tax rate                                   35%      35%      35%
Tax-exempt investment income                              (9)      (9)      (9)
Differences between financial reporting and
     tax bases of assets acquired                         (3)      (3)     (53)
Other                                                      1        1        1
--------------------------------------------------------------------------------
     EFFECTIVE TAX RATE                                   24%      24%     (26%)
--------------------------------------------------------------------------------

The components of the net deferred tax asset (liability) are as follows (dollars in thousands):

                                                                   December 31,
-----------------------------------------------------------------------------------
                                                                1998         1997
-----------------------------------------------------------------------------------
Assets
     Income reported in different periods for
         financial reporting and tax purposes              $    8,840    $   9,721
     Unpaid losses and loss adjustment expenses,
         nondeductible portion for income tax purposes         46,814       51,521
     Unearned premiums, adjustment for income tax purposes     11,457       10,714
     Other                                                        976        1,573
-----------------------------------------------------------------------------------
     Total gross deferred tax assets                           68,087       73,529
-----------------------------------------------------------------------------------
Liabilities
     Property and equipment, depreciation                         620          182
     Deferred policy acquisition costs                         14,165       12,886
     Investments, net unrealized gains                         51,698       45,909
     Differences between financial reporting and
         tax bases of assets acquired                          12,126       13,420
     Other                                                      1,896          812
-----------------------------------------------------------------------------------
     Total gross deferred tax liabilities                      80,505       73,209
-----------------------------------------------------------------------------------
     NET DEFERRED TAX ASSET (LIABILITY)                     $ (12,418)  $      320
-----------------------------------------------------------------------------------

The net deferred tax liability and asset are included in other liabilities on the consolidated balance sheets at December 31, 1998 and 1997, respectively.

The Company believes that a valuation allowance with respect to the realization of the total gross deferred tax assets is not necessary. The Company expects to realize the majority of its gross deferred tax assets existing at December 31, 1998 through the reversal of existing temporary differences and the application of the carryback provisions of the Internal Revenue Code. The Company expects to generate future taxable income, excluding the effect of future originating temporary differences, to realize the remaining gross deferred tax assets.

In 1996, the Internal Revenue Service completed its examination of the 1994 and prior federal tax returns and made no material adjustments.

Markel Corporation & Subsidiaries

8. Unpaid Losses And Loss Adjustment Expenses

The following table sets forth a reconciliation of beginning and ending reserves for losses and loss adjustment expenses (dollars in thousands):

                                                       Years Ended December 31,
-------------------------------------------------------------------------------------
                                                      1998       1997         1996
-------------------------------------------------------------------------------------
NET RESERVES FOR LOSSES AND LOSS ADJUSTMENT
     EXPENSES, BEGINNING OF YEAR                   $ 745,752   $ 725,064   $ 575,268
     Commutations and other                             (798)        745       6,544
     Reserves for losses and loss adjustment
         expenses of acquired insurance companies         --          --     117,499
-------------------------------------------------------------------------------------
RESTATED NET RESERVES FOR LOSSES
     AND LOSS ADJUSTMENT EXPENSES,
     BEGINNING OF YEAR                             $ 744,954   $ 725,809   $ 699,311
Incurred losses and loss adjustment expenses
     Current year                                    240,732     236,037     226,495
     Prior years                                     (37,396)    (25,976)    (24,117)
-------------------------------------------------------------------------------------
TOTAL INCURRED LOSSES AND
     LOSS ADJUSTMENT EXPENSES                        203,336     210,061     202,378
-------------------------------------------------------------------------------------
Payments
     Current year                                     51,695      44,382      52,158
     Prior years                                     161,053     145,736     124,467
-------------------------------------------------------------------------------------
TOTAL PAYMENTS                                       212,748     190,118     176,625
-------------------------------------------------------------------------------------
NET RESERVES FOR LOSSES AND LOSS
     ADJUSTMENT EXPENSES, END OF YEAR                735,542     745,752     725,064
-------------------------------------------------------------------------------------
Reinsurance recoverable on unpaid losses             198,288     225,405     210,518
-------------------------------------------------------------------------------------
GROSS RESERVES FOR LOSSES AND LOSS
     ADJUSTMENT EXPENSES, END OF YEAR              $ 933,830   $ 971,157   $ 935,582
-------------------------------------------------------------------------------------

The provision for prior years decreased in 1998, 1997 and 1996. Inherent in the Company's reserving practices is the desire to establish reserves that are more likely redundant than deficient. Furthermore, the Company's philosophy is to price its insurance products to make an underwriting profit, not to increase written premiums.

Management continually attempts to improve its loss estimation process by refining its ability to analyze loss development patterns, claim payments and other information, but many reasons remain for potential adverse development of estimated ultimate liabilities. For example, the uncertainties inherent in the loss estimation process have become increasingly subject to changes in social and legal trends. In recent years, these trends have expanded the liability of insureds, established new liabilities and reinterpreted contracts to provide unanticipated coverage long after the related policies were written. Such changes from past experience significantly affect the ability of insurers to estimate reserves for unpaid losses and related expenses.

Management recognizes the higher variability associated with certain exposures and books of business and considers this factor when establishing loss reserves. Management currently believes the Company's gross and net reserves, including the reserves for environmental impairment liability and toxic tort exposures, are adequate. The Company has shown cumulative redundancies in 1988 and subsequent years.

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

9. Long-Term Debt

-------------------------------------------------------------------------------
Long-term debt consists of the following (dollars in thousands):

                                                          December 31,
----------------------------------------------------------------------------
                                                         1998       1997
----------------------------------------------------------------------------
7.25% notes, due November 1, 2003, interest payable
  semi-annually, net of
  unamortized discount of
  $231 in 1998 and $284 in 1997                         $ 93,219   $ 93,166
----------------------------------------------------------------------------

The notes due November 1, 2003 are not redeemable or subject to any sinking fund requirements and have an effective cost of approximately 7.54%. The estimated fair value of the Company's long-term debt is based on quoted market prices at the reporting date.

In 1998 the Company arranged a syndicated five year revolving credit facility with a group of banks which provides up to $250 million for working capital and other general corporate purposes. The Company may select from various interest rate options for balances outstanding under the facility. The Company pays a commitment fee of .10% on the unused portion of the facility. The facility replaced the Company's existing $150 million credit facility.

Following is a schedule of future principal payments due on long-term debt as of December 31, 1998 (dollars in thousands):

Years Ending December 31,
----------------------------------------------------------------------
     1999                                                       --
     2000                                                       --
     2001                                                       --
     2002                                                       --
     2003                                                 $ 93,219
     2004 and thereafter                                        --
----------------------------------------------------------------------
     TOTAL                                                $ 93,219
----------------------------------------------------------------------

The Company paid $7.3 million, $7.6 million and $7.7 million in interest during the years ended December 31, 1998, 1997 and 1996, respectively.

Markel Corporation & Subsidiaries

10. Company-Obligated Mandatorily Redeemable Preferred Capital Securities (8.71% Capital Securities)

On January 8, 1997, the Company arranged the sale of $150 million of 8.71% Capital Securities issued under an Amended and Restated Declaration of Trust dated January 13, 1997 (The Declaration) by Markel Capital Trust I (the Trust), a statutory business trust sponsored and wholly-owned by Markel Corporation. Proceeds from the sale of the 8.71% Capital Securities were used to purchase $154,640,000 aggregate principal amount of the Company's 8.71% Junior Subordinated Deferrable Interest Debentures (the Debentures) due January 1, 2046, issued to the Trust under an indenture dated January 13, 1997 (the Indenture). The Debentures are the sole assets of the Trust. The Company has the right to defer interest payments on the Debentures for up to five years. The 8.71% Capital Securities and related Debentures are redeemable by the Company on or after January 1, 2007. Taken together, the Company's obligations under the Debentures, the Indenture, the Declaration and a guarantee made by the Company provide, in the aggregate, a full, irrevocable and unconditional guarantee of payments of distributions and other amounts due on the 8.71% Capital Securities. In 1998 and 1997 the Company paid $19.6 million and $6.1 million, respectively, in interest on the 8.71% Capital Securities.


11. Shareholders' Equity

--------------------------------------------------------------------------------
a) The Company has 15,000,000 shares of no par value common stock authorized, of which 5,522,437 and 5,473,982 shares were outstanding at December 31, 1998 and 1997, respectively. The Company is authorized to issue up to 2,069,200 shares of preferred stock, $1.00 par value per share, in one or more series and to fix the powers, designations, preferences and rights of each series.

b) The Company has three stock option or stock award plans for employees and directors; the 1986 Stock Option Plan which expired on November 3, 1996, the 1989 Non-employee Director Stock Option Plan which expired on December 31,1998 and the 1993 Incentive Stock Plan. At December 31, 1998, there were 139,939 shares, 18,000 shares and 100,000 shares reserved for issuance under the 1986 plan, the 1989 plan and the 1993 plan, respectively. The 1986 and the 1993 plans are administered by the Compensation Committee of the Company's Board of Directors. The 1993 plan provides for the award of incentive stock options, stock appreciation rights or incentive stock awards to employees of the Company. The 1989 plan is administered by the Company's Board of Directors and provides for the award of non-statutory stock options to the non-employee directors. Options are granted at a price not less than market price on the date of the grant and are exercisable within a period established by the Committee or the Board at the time of the grant, but not earlier than six months from the date of grant. Options expire either five or ten years from the date of grant. At December 31, 1998, the Company had

97,500 options, stock appreciation rights or incentive stock awards available for grant under the 1993 plan. Stock option transactions are summarized below:

                                                 Years Ended December 31,
--------------------------------------------------------------------------------------------
                                         Weighted            Weighted              Weighted
                                         Average              Average               Average
                                        Exercise             Exercise              Exercise
                                 1998     Price      1997      Price      1996       Price
--------------------------------------------------------------------------------------------
Options outstanding
     at January 1              217,279    $ 29      264,250  $   26     339,582     $ 24
Granted                             --      --        2,500     144       5,000       87
Exercised                      (56,260)     23      (48,031)     17     (75,332)      22
Canceled                          (580)     39       (1,440)     39      (5,000)      22
--------------------------------------------------------------------------------------------
Options outstanding
     at December 31            160,439    $ 31      217,279  $   29     264,250     $ 26
--------------------------------------------------------------------------------------------
Options exercisable
     at December 31            139,807              180,283             210,735
Options available for grant
     at December 31             97,500              133,500             136,000
--------------------------------------------------------------------------------------------


The following table summarizes information about stock options outstanding at December 31, 1998:

                             Options Outstanding                    Options Exercisable
------------------------------------------------------------------------------------------
                                   Weighted        Weighted                     Weighted
  Range of                          Average         Average                      Average
  Exercise        Number           Remaining        Exercise        Number      Exercise
   Prices       Outstanding    Contractual Life      Price        Exercisable     Price
------------------------------------------------------------------------------------------
$ 10 to 15        20,754             2.0 years     $   12           20,754       $ 12
  16 to 22        65,300             0.8               19           65,300         19
  23 to 33         4,500             3.4               26            4,500         26
  34 to 47        62,385             3.0               41           48,253         41
  87               5,000             7.8               87            1,000         87
  144              2,500             8.8              144               --         --
------------------------------------------------------------------------------------------
$ 10 to 144      160,439             2.2 years     $   31          139,807       $ 26
------------------------------------------------------------------------------------------

The pro forma impact of stock options granted in 1997 and 1996 had no effect on basic or diluted net income per share.

Markel Corporation & Subsidiaries

c) Net income per share is determined by dividing net income, as adjusted below, by the applicable shares outstanding (in thousands):

                                                            Years Ended December 31,
---------------------------------------------------------------------------------------------
                                                       1998           1997           1996
---------------------------------------------------------------------------------------------
Net income as reported                               $ 57,293       $ 50,427       $ 46,672
Dividends on redeemable preferred stock                    --             (8)           (17)
---------------------------------------------------------------------------------------------
     Basic and diluted income                        $ 57,293       $ 50,419       $ 46,655
---------------------------------------------------------------------------------------------
Average common shares outstanding                       5,506          5,483          5,438
Dilutive potential common shares                          130            169            185
---------------------------------------------------------------------------------------------
     Average diluted shares outstanding                 5,636          5,652          5,623
---------------------------------------------------------------------------------------------

Basic shares represent average common shares outstanding. Diluted shares include average common shares and dilutive potential common shares outstanding. Average closing common stock market prices are used to calculate the dilutive effect attributable to stock options.

12. COMPREHENSIVE Income

--------------------------------------------------------------------------------
Other comprehensive income is composed of net unrealized holding gains on securities arising during the period less reclassification adjustments for gains included in net income. The related tax expense on net unrealized holding gains on securities was $13.0 million, $27.9 million and $7.0 million, respectively for 1998, 1997 and 1996. The related tax expense on the reclassification adjustments for gains included in net income was $7.2 million for 1998, $5.5 million for 1997 and $1.8 million for 1996.

13. Employee Benefit Plan

--------------------------------------------------------------------------------
The Company maintains a defined contribution plan, the Markel Corporation Retirement Savings Plan, in accordance with Section 401(k) of the Internal Revenue Code. The plan requires the Company to contribute, on an annual basis, 6% of each participating employee's compensation plus a matching contribution of 100% of the first 2% and 50% of the next 2% of each participating employee's contribution. Annual expenses relating to this plan were $2.9 million, $2.6 million and $2.2 million in 1998, 1997 and 1996, respectively.

14. Reinsurance

--------------------------------------------------------------------------------
The Company enters into reinsurance agreements in order to reduce its liability on individual risks and enable it to underwrite policies with higher limits. In a reinsurance transaction, an insurance company transfers, or cedes, all or part of its exposure in return for a portion of the premium. The ceding of the insurance does not legally discharge the ceding company from its primary liability for the full amount of the policies, and the ceding company is required to pay the loss and bear collection risk if the reinsurer fails to meet its obligations under the reinsurance agreement.

The table below summarizes the effect of reinsurance on premiums written and earned (dollars in thousands):

                                            Years Ended December 31,
-------------------------------------------------------------------------------------------
                             1998                    1997                     1996
-------------------------------------------------------------------------------------------
                      Written     Earned      Written     Earned       Written     Earned
Direct              $ 432,094   $ 413,752   $ 413,252    $ 422,574   $ 398,412   $ 391,942
Assumed                 4,933       5,313       7,395        6,938       8,058      11,062
Ceded                 (93,150)    (85,798)    (90,684)     (96,634)    (93,011)    (95,551)
-------------------------------------------------------------------------------------------

Net Premiums        $ 343,877   $ 333,267   $ 329,963    $ 332,878   $ 313,459   $ 307,453
-------------------------------------------------------------------------------------------

Incurred losses and loss adjustment expenses are net of reinsurance recoveries of $55.8 million, $82.0 million and $51.2 million for the years ended December 31, 1998, 1997 and 1996, respectively.

The percentage of assumed earned premiums to net earned premiums for the years ended December 31, 1998, 1997 and 1996 was approximately 2%, 2% and 4%, respectively.

15. Contingencies

--------------------------------------------------------------------------------
The Company has contingencies that arise in the normal conduct of its operations. In the opinion of management, the resolutions of these contingencies are not expected to have a material impact on the Company's financial condition.

16. Related Party Transactions

--------------------------------------------------------------------------------
The Company pays commissions for business produced by Gary Markel & Associates, Inc. and Gary Markel Surplus Lines Brokerage, Inc., entities owned by a director of the Company. The commissions paid were $0.4 million, $0.5 million and $0.5 million for the years ended December 31, 1998, 1997 and 1996, respectively.

17. Statutory Financial Information

--------------------------------------------------------------------------------
The following table includes selected information for the Company's wholly-owned insurance subsidiaries as filed with insurance regulatory authorities (dollars in thousands):

                                             Years Ended December 31,
-----------------------------------------------------------------------------
                                        1998           1997           1996
-----------------------------------------------------------------------------
Net income                           $   48,357    $   50,427     $   27,424
-----------------------------------------------------------------------------
Statutory capital and surplus         $ 372,872     $ 334,025      $ 282,774
-----------------------------------------------------------------------------

The Company's insurance subsidiaries are subject to certain regulatory restrictions on the payment of dividends or advances to the Company. As of December 31, 1998, $325.3 million of the insurance subsidiaries' statutory surplus was so restricted.

In converting from statutory accounting principles to generally accepted accounting principles, typical adjustments include deferral of policy acquisition costs, a provision for deferred federal income taxes and the inclusion of net unrealized holding gains or losses in shareholders' equity relating to fixed maturities.

Markel Corporation & Subsidiaries

18. Segment Reporting Disclosures

The Company has five underwriting units focused on specific niches within the Excess and Surplus Lines and Specialty Admitted markets. Excess and Surplus Lines, Professional/Products Liability and Brokered Excess and Surplus Lines write business in the Excess and Surplus Lines market and for purposes of segment reporting are aggregated as one operating segment. Specialty Program Insurance and Specialty Personal and Commercial Lines write business in the Specialty Admitted market and for purposes of segment reporting are aggregated as one operating segment. All investing activities are included in the Investing operating segment.

The Company considers many factors including the nature of the underwriting units' insurance products, production sources, distribution strategies and regulatory environment in determining how to aggregate operating segments.

Segment profit or loss for the Excess and Surplus Lines and the Specialty Admitted operating segments is measured by underwriting profit or loss. Segment profit for the Investing operating segment is measured by net investment income and net realized gains or losses.

The Company does not allocate assets to the Excess and Surplus Lines or the Specialty Admitted operating segments for management reporting purposes. The total investment portfolio is allocated to the Investing operating segment. The Company does not allocate capital expenditures for long-lived assets to any of its operating segments for management reporting purposes.

a) Following is a summary of segment profit (loss) (dollars in thousands):

                                                 Year Ended December 31, 1998
-----------------------------------------------------------------------------------------------------
                                    Excess &
                                     Surplus    Specialty
                                      Lines     Admitted      Investing         Other        Total
-----------------------------------------------------------------------------------------------------
Earned premiums              $   229,541     $   103,726     $        --   $        --    $   333,267
Net investment income                 --              --          71,046            --         71,046
Net realized gains                    --              --          20,558            --         20,558
Segment expenses                (222,663)       (105,514)             --            --       (328,177)
Amortization expense                  --              --              --        (2,033)        (2,033)
Interest expense                      --              --              --       (20,406)       (20,406)
-----------------------------------------------------------------------------------------------------
Underwriting profit (loss)         6,878          (1,788)             --            --          5,090
Investing results                     --              --          91,604            --         91,604
-----------------------------------------------------------------------------------------------------
     SEGMENT PROFIT (LOSS)    $    6,878     $    (1,788)    $    91,604   $   (22,439)   $    74,255
-----------------------------------------------------------------------------------------------------
Combined ratio                        97%            102%             --            --             98%
Segment assets                $       --     $        --     $ 1,481,093   $   440,171    $ 1,921,264
-----------------------------------------------------------------------------------------------------

                                                  Year Ended December 31, 1997
-------------------------------------------------------------------------------------------------
                                    Excess &
                                     Surplus    Specialty
                                      Lines     Admitted     Investing    Other      Total
-------------------------------------------------------------------------------------------------
Earned premiums                   $ 216,478   $ 116,400    $       --   $      --  $  332,878
Net investment income                     --          --       68,653          --      68,653
Net realized gains                        --          --       15,834          --      15,834
Segment expenses                    (202,446)   (127,691)          --          --    (330,137)
Amortization expense                      --          --           --      (2,435)     (2,435)
Interest expense                          --          --           --     (20,124)    (20,124)
-------------------------------------------------------------------------------------------------
Underwriting profit (loss)            14,032     (11,291)          --          --       2,741
Investing results                         --          --       84,487          --      84,487
-------------------------------------------------------------------------------------------------
     Segment Profit (Loss)        $   14,032  $  (11,291)  $   84,487   $ (22,559) $   64,669
-------------------------------------------------------------------------------------------------
Combined ratio                            94%        110%         --           --          99%
Segment assets                    $       --  $       --   $1,408,320   $ 461,780  $1,870,100
-------------------------------------------------------------------------------------------------


                                                   Year Ended December 31, 1996
-------------------------------------------------------------------------------------------------
                                   Excess &
                                    Surplus    Specialty
                                     Lines     Admitted      Investing      Other       Total
-------------------------------------------------------------------------------------------------
Earned premiums                    $ 193,445   $ 114,008   $        --    $     --  $   307,453
Net investment income                     --          --        51,168          --       51,168
Net realized gains                        --          --         5,013          --        5,013
Segment expenses                    (178,773)   (128,637)           --          --     (307,410)
Amortization expense                      --          --            --      (2,655)      (2,655)
Interest expense                          --          --            --      (8,016)      (8,016)
-------------------------------------------------------------------------------------------------
Underwriting profit (loss)            14,672     (14,629)           --          --           43
Investing results                         --          --        56,181          --       56,181
-------------------------------------------------------------------------------------------------
     SEGMENT PROFIT (LOSS)         $  14,672   $ (14,629)  $    56,181    $(10,671)  $   45,553
-------------------------------------------------------------------------------------------------
Combined ratio                            92%        113%           --          --          100%
Segment assets                     $      --   $      --   $ 1,130,776    $474,521   $1,605,297
-------------------------------------------------------------------------------------------------

Markel Corporation & Subsidiaries

18. Segment Reporting Disclosures (continued)

b) The following summary reconciles significant segment items to the Company's consolidated financial statements (dollars in thousands):

                                                     Years Ended December 31,
--------------------------------------------------------------------------------------
                                                1998            1997          1996
--------------------------------------------------------------------------------------
Operating revenues
     Earned premiums                        $   333,267    $   332,878    $   307,453
     Investing results                           91,604         84,487         56,181
     Other                                        1,130          1,682          3,102
-------------------------------------------------------------------------------------
     TOTAL OPERATING REVENUES               $   426,001    $   419,047    $   366,736
-------------------------------------------------------------------------------------
Income before income taxes
     Underwriting profit                    $     5,090    $     2,741    $        43
     Investing results                           91,604         84,487         56,181
     Unallocated amounts
         Loss on building                            --             --        (10,380)
         Amortization expense                    (2,033)        (2,435)        (2,655)
         Interest expense                       (20,406)       (20,124)        (8,016)
         Other                                    1,130          1,682          1,827
-------------------------------------------------------------------------------------
     INCOME BEFORE INCOME TAXES             $    75,385    $    66,351    $    37,000
-------------------------------------------------------------------------------------
Total assets
     Total assets from operating segments   $ 1,481,093    $ 1,408,320    $ 1,130,776
     Unallocated amounts                        440,171        461,780        474,521
-------------------------------------------------------------------------------------
     TOTAL ASSETS                           $ 1,921,264    $ 1,870,100    $ 1,605,297
-------------------------------------------------------------------------------------


19. Acquisition

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

The table below summarizes, on a pro forma basis, the Company's consolidated results of operations as if the purchase of Investors had taken place as of January 1, 1996 (dollars in thousands, except per share amounts):

                                                       Year Ended
                                                    December 31, 1996
-----------------------------------------------------------------------
Total operating revenues                               $ 405,899
Net income                                                39,469
-----------------------------------------------------------------------
Net income per share
     Basic                                             $    7.26
     Diluted                                                7.02
-----------------------------------------------------------------------

Investors' results had a dilutive effect on the Company's pro forma results of operations in 1996 due to significant loss reserve strengthening at Investors.

20. Subsequent Event

On January 15, 1999, the Company acquired Gryphon Holdings, Inc. and its subsidiaries (Gryphon) as the result of the completion of a public tender offer. The acquisition will be accounted for using the purchase method of accounting. Total consideration paid for Gryphon was approximately $150.7 million. The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired will be recorded as goodwill and will be amortized using the straight-line method over 20 years. The Company funded the transaction with available cash of approximately $100.7 million and borrowings of approximately $50 million.

21. Markel Corporation (Parent Company Only) Financial Information

--------------------------------------------------------------------------------
Condensed Balance Sheets

                                                                          December 31,
------------------------------------------------------------------------------------------
                                                                         1998       1997
------------------------------------------------------------------------------------------
                                                                    (dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value
     Fixed maturities (cost of $86,669 in 1998 and $129,109 in 1997)$     87,267   $129,530
     Equity securities (cost of $48,007 in 1998 and $13,439 in 1997)      50,637     15,793
     Short-term investments (estimated fair value approximates cost)      58,726     35,494
-------------------------------------------------------------------------------------------
     TOTAL INVESTMENTS, AVAILABLE-FOR-SALE                               196,630    180,817
-------------------------------------------------------------------------------------------
Cash and cash equivalents                                                    624        649
Investments in consolidated subsidiaries                                 431,836    393,174
Notes receivable due from subsidiaries                                    52,764     48,226
Current income taxes recoverable                                             200         --
Other assets                                                              25,328     20,500
-------------------------------------------------------------------------------------------
     Total Assets                                                       $707,382   $643,366

LIABILITIES AND SHAREHOLDERS' EQUITY
Current income taxes payable                                            $     --   $    810
Deferred income taxes                                                      6,570      6,297
Long-term debt                                                            93,219     93,166
Other liabilities                                                         27,652     31,649
8.71% Junior Subordinated Deferrable Interest Debentures                 154,640    154,640
-------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                                   282,081    286,562
-------------------------------------------------------------------------------------------
     TOTAL SHAREHOLDERS' EQUITY                                          425,301    356,804
-------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $707,382   $643,366
-------------------------------------------------------------------------------------------

Markel Corporation & Subsidiaries

Condensed Statements of Income and Comprehensive Income

                                                                      Years Ended December 31,
------------------------------------------------------------------------------------------------
                                                                   1998        1997       1996
------------------------------------------------------------------------------------------------
                                                                       (dollars in thousands)
REVENUES
Net investment income                                            $ 12,900    $ 11,816    $  2,585
Cash dividends on common stock of
     consolidated subsidiaries                                     35,637      29,125      31,841
Net realized gains from investment sales                            3,980       1,036       1,456
Other                                                                   6          15          15
-------------------------------------------------------------------------------------------------
     TOTAL REVENUES                                                52,523      41,992      35,897
-------------------------------------------------------------------------------------------------

EXPENSES
Interest                                                           20,167      20,306       8,016
Other                                                               1,001         644         205
-------------------------------------------------------------------------------------------------
     TOTAL EXPENSES                                                21,168      20,950       8,221
-------------------------------------------------------------------------------------------------

     INCOME BEFORE EQUITY IN UNDISTRIBUTED
         EARNINGS OF CONSOLIDATED SUBSIDIARIES
         AND INCOME TAXES                                          31,355      21,042      27,676
Equity in undistributed earnings of
     consolidated subsidiaries                                     19,734      23,666      15,655
Income tax benefit                                                  6,204       5,719       3,341
-------------------------------------------------------------------------------------------------
     NET INCOME                                                  $ 57,293    $ 50,427    $ 46,672
-------------------------------------------------------------------------------------------------

OTHER COMPREHENSIVE INCOME
Unrealized gains on securities, net of taxes
     Net unrealized holding gains arising
         during the period                                       $  2,881    $  2,477    $     --
     Consolidated subsidiaries' net unrealized holding
         gains arising during the period                           21,231      49,323      13,018
-------------------------------------------------------------------------------------------------
                                                                   24,112      51,800      13,018
-------------------------------------------------------------------------------------------------

     Less reclassification adjustments for gains
         included in net income                                    (2,587)       (673)       (931)
     Less consolidated subsidiaries' reclassification
         adjustments for gains included in net income             (10,776)     (9,619)     (2,327)
-------------------------------------------------------------------------------------------------
                                                                  (13,363)    (10,292)     (3,258)
-------------------------------------------------------------------------------------------------
     TOTAL OTHER COMPREHENSIVE INCOME                              10,749      41,508       9,760
-------------------------------------------------------------------------------------------------
     COMPREHENSIVE INCOME                                        $ 68,042    $ 91,935    $ 56,432
-------------------------------------------------------------------------------------------------

Condensed Statements of Cash Flows

                                                        Years Ended December 31,
--------------------------------------------------------------------------------------
                                                      1998         1997        1996
--------------------------------------------------------------------------------------
                                                              (dollars in thousands)
OPERATING ACTIVITIES
Net income                                         $  57,293    $  50,427    $  46,672
Adjustments to reconcile net income to net cash
     provided by operating activities                (34,186)     (15,471)      (3,608)
--------------------------------------------------------------------------------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES        23,107       34,956       43,064
--------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Proceeds from sales of fixed maturities
     and equity securities                            15,410        5,918        1,472
Proceeds from maturities of fixed maturities          82,846        2,047        2,524
Cost of fixed maturities and equity
     securities purchased                            (92,991)    (152,551)      (4,030)
Net change in short-term investments                 (23,232)     (17,876)      (3,878)
Decrease (increase) in notes receivable due
     from subsidiaries                                (4,538)       1,468       (4,470)
Capital contribution to subsidiary                        --       (4,640)          --
Sale (acquisition) of insurance companies                 --       15,791      (38,050)
Other                                                 (1,082)      (1,424)      (1,263)
--------------------------------------------------------------------------------------
     NET CASH USED BY INVESTING ACTIVITIES           (23,587)    (151,267)     (47,695)
--------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net proceeds from issuance of 8.71% Junior
     Subordinate Deferrable Interest Debentures           --      152,763           --
Dividends to subsidiaries                                 --          (51)      (1,080)
Additions to long-term debt                               --           --       40,500
Repayments and repurchases of long-term debt              --      (21,527)     (32,500)
Repurchase of preferred stock from subsidiaries           --      (12,000)          --
Other                                                    455       (3,787)      (1,539)
--------------------------------------------------------------------------------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES           455      115,398        5,381
--------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents         (25)        (913)         750
Cash and cash equivalents at beginning of year           649        1,562          812
--------------------------------------------------------------------------------------
     CASH AND CASH EQUIVALENTS AT END OF YEAR      $     624    $     649    $   1,562
--------------------------------------------------------------------------------------

Markel Corporation & Subsidiaries

Independent Auditors' Report

[logo]
KPMG

The Board of Directors and Shareholders
Markel Corporation:

We have audited the accompanying consolidated balance sheets of Markel Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Markel Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                        /s/ KPMG LLP
                                        -----------------------


Richmond, Virginia
February 2, 1999

Quarterly Information

The following table presents the quarterly results of consolidated operations for 1998, 1997 and 1996 (dollars in thousands, except per share amounts):

                                             Mar. 31      June 30     Sept. 30      Dec. 31
--------------------------------------------------------------------------------------------
1998
     Operating revenues                     $ 100,083   $ 108,148    $ 105,094    $ 112,676
     Income before income taxes                16,896      19,653       15,914       22,922
     Net income                                12,841      14,936       12,095       17,421
     Comprehensive income                      31,874      11,764        3,151       21,253
     Net income per share
         Basic                              $    2.34   $    2.71    $    2.20    $    3.16
         Diluted                                 2.27        2.64         2.14         3.09
     Common stock price ranges
         High                               $ 177 1/2   $ 180 1/2    $     185    $ 183 3/4
         Low                                      150     158 1/2          141      132 3/4

1997
     Operating revenues                     $  98,473   $ 101,700    $ 110,612    $ 108,262
     Income before income taxes                11,878      12,476       21,039       20,958
     Net income                                 8,790       9,722       15,988       15,927
     Comprehensive income                       3,082      37,614       32,742       18,497
     Net income per share
         Basic                              $    1.61   $    1.77    $    2.91    $    2.90
         Diluted                                 1.56        1.72         2.82         2.81
     Common stock price ranges
         High                               $ 113 1/2   $     131    $ 157 1/2    $     161
         Low                                       89     102 1/2      127 1/2          144

1996
     Operating revenues                     $  92,990   $  83,672    $  90,367    $  99,707
     Income before income taxes                10,554      10,117       11,144        5,185
     Net income                                 7,810      26,090        8,469        4,303
     Comprehensive income                      (3,925)     22,740       14,721       22,896
     Net income per share
         Basic                              $    1.44   $    4.81    $    1.56    $    0.79
         Diluted                                 1.38        4.61         1.50         0.76
     Common stock price ranges
         High                               $      91   $  94 1/2    $      93    $      92
         Low                                   72 1/2          78           85           83


 Effective June 11, 1997, the Company's common stock began trading on the New York Stock Exchange under the symbol MKL. Prior to that time, the Company's stock traded in the NASDAQ stock market under the symbol MAKL.

Markel Corporation & Subsidiaries

Management's Discussion & Analysis
of Financial Condition and Results of Operations

Results of Operations
-------------------------------------------------------------------------------

In 1998 gross premium volume totaled $437.5 million compared to $423.3 million in 1997 and $413.6 million in 1996. Following is a comparison of gross premium volume by significant underwriting unit (dollars in thousands):

                                                           Years Ended December 31,
-------------------------------------------------------------------------------------------
GROSS PREMIUM VOLUME                                  1998          1997           1996
-------------------------------------------------------------------------------------------
Excess and Surplus Lines                           $ 121,959     $ 130,028      $ 121,356
Professional/Products Liability                      123,607       113,704        118,891
Brokered Excess and Surplus Lines                     65,257        45,795          6,809
Specialty Program Insurance                           83,562        85,645         92,333
Specialty Personal and Commercial Lines               39,770        44,871         64,706
Other                                                  3,323         3,300          9,511
-------------------------------------------------------------------------------------------
   Total                                           $ 437,478     $ 423,343      $ 413,606
-------------------------------------------------------------------------------------------

Excess and Surplus Lines premiums totaled $122.0 million in 1998 compared to $130.0 million in 1997 and $121.4 million in 1996. In 1998 continued growth in the inland marine program was more than offset by lower production due to competition in the casualty and Markel special property programs. The 1997 increase was due to growth in the inland marine, excess and umbrella and Markel special property programs. Both years were affected by intense competition in the E&S market.

Premiums from Professional/Products Liability insurance rose 9% to $123.6 million in 1998 from $113.7 million in 1997 and $118.9 million in 1996. In 1998 growth in the employment practices and specified professions product lines was partially offset by lower production from other lines, including scaffolding, financial institutions and the directors' and officers' liability programs. In 1997 growth in the employment practices product line was more than offset by lower production in the directors' and officers' liability, specified medical, financial institutions and the medical malpractice programs. Both years were affected by continued aggressive competition in the professional liability markets and changes in risk selection in certain programs.

Premiums from Brokered Excess and Surplus Lines increased to $65.3 million in 1998 from $45.8 million in 1997 and $6.8 million in 1996. The increase in 1998 was due to growth in the casualty and excess and umbrella programs. Brokered Excess and Surplus Lines was created with the purchase of Investors Insurance Holding Corp. (Investors) on October 31, 1996. The first full year of premium production was 1997.

Premiums from Specialty Program Insurance totaled $83.6 million in 1998 compared to $85.6 million in 1997 and $92.3 million in 1996. In 1998 growth in the agriculture, sports liability, accident and medical and surety programs was more than offset by declines in the camp and youth recreation and health and fitness programs. Lower premium volume due to intense competition in the camp and youth recreation division accounted for the majority of the decrease in 1997.

Specialty Personal and Commercial Lines premiums were $39.8 million in 1998 compared to 1997 premiums of $44.9 million and 1996 premiums of $64.7 million. The decrease in 1998 was primarily due to the restructuring of the property program and aggressive competition. During 1997 an improved economy helped increase production in the recreational products division which was more than offset by the discontinuance of two unprofitable auto insurance programs.

     Premiums
  $ in millions
[graph appears here]

          gross     net
         premium  premium
         volume   written
        -------- --------
1996      414      313
1997      423      330
1998      437      344

Other gross premium volume was $3.3 million in 1998 and 1997 and $9.5 million in 1996. In 1998 and 1997 other gross premium volume primarily consisted of facultative reinsurance placed by the Professional/Products Liability unit. In 1996 other gross premium volume also included runoff business related to Lincoln Insurance Company and the Company's brokerage unit which was sold in the fall of 1996.

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

The Company enters into reinsurance agreements in order to reduce its liability on individual risks and enable it to underwrite policies with higher limits. The Company's net retention of gross premium volume increased to 79% in 1998 compared to 78% in 1997 and 76% in 1996. The 1998 increase was primarily due to a new reinsurance treaty structure in the Specialty Program Insurance unit and higher retentions in the Professional/Products Liability unit. The increase in 1997 reflected higher retentions in the Specialty Personal and Commercial Lines unit.

Total operating revenues were $426.0 million in 1998 compared to $419.0 million in 1997 and $366.7 million in 1996. In 1998 the increase was due to substantially higher realized gains and a 3% increase in net investment income. In 1997 growth in earned premiums and substantially higher net investment income and realized gains accounted for the increase in total operating revenues.

Earned premiums were $333.3 million in 1998 compared to $332.9 million in 1997 and $307.5 million in 1996. Following is a comparison of earned premiums by significant underwriting unit (dollars in thousands):

                                                           Years Ended December 31,
------------------------------------------------------------------------------------------
EARNED PREMIUMS                                        1998         1997           1996
------------------------------------------------------------------------------------------
Excess and Surplus Lines                          $   86,439    $   84,244    $    76,089
Professional/Products Liability                      105,177       102,075        110,154
Brokered Excess and Surplus Lines                     37,911        30,170          4,957
Specialty Program Insurance                           63,438        67,778         68,906
Specialty Personal and Commercial Lines               40,288        48,622         45,102
Other                                                     14           (11)         2,245
------------------------------------------------------------------------------------------
   Total                                           $ 333,267     $ 332,878      $ 307,453
------------------------------------------------------------------------------------------

Markel Corporation & Subsidiaries

Management's Discussion & Analysis
of Financial Condition and Results of Operations (continued)


Excess and Surplus Lines earned premiums rose in 1998 to $86.4 million and in 1997 to $84.2 million from $76.1 million in 1996. Higher gross premium volume over the past several years accounted for the increases. Premiums earned from Professional/Products Liability insurance increased 3% in 1998 to $105.2 million and decreased 7% in 1997 to $102.1 million from $110.2 million in 1996. The increase in 1998 was due to 9% growth in gross premium volume in 1998 and steadily increasing net retentions over the past several years. The 1997 decline resulted from lower gross premium volume in the preceding years as a result of the competitive professional liability market. Premiums earned from Brokered Excess and Surplus Lines increased 26% in 1998 to $37.9 million and increased to $30.2 million in 1997 from $5.0 million in 1996. The increase in 1998 was due to growth in the casualty and excess and umbrella programs. The increase in 1997 was the result of the first full year of premium production at Investors following its purchase on October 31, 1996. Specialty Program Insurance earned premiums decreased 6% to $63.4 million in 1998 and decreased 2% to $67.8 million in 1997 from $68.9 million in 1996. The decline in 1998 and 1997 was due to lower gross premium volume. Specialty Personal and Commercial Lines earned premiums decreased 17% in 1998 to $40.3 million and increased 8% in 1997 to $48.6 million from $45.1 million in 1996. The 1998 decrease was due to declining gross premium production in 1998 and 1997. The increase in 1997 was due to growth in gross premium volume in prior years from new programs as well as established programs.

Net investment income increased 3% in 1998 to $71.0 million and 34% in 1997 to $68.7 million from $51.2 million in 1996. The 1998 increase was the result of operating cash flows which added to the Company's investment portfolio, partially offset by lower interest rates. The increase in 1997 reflected the impact of significant growth in the Company's investment portfolio due to the acquisition of Investors, the issuance of $150.0 million of 8.71% Capital Securities in January 1997 and operating cash flows. Invested assets grew 5% in 1998 to $1.5 billion and 25% in 1997 to $1.4 billion from $1.1 billion in 1996.

Net realized gains from the sales of investments totaled $20.6 million in 1998 compared to $15.8 million in 1997 and $5.0 million in 1996. Over the past three years, the Company has experienced variability in its realized and unrealized investment gains. The fluctuations are primarily the result of interest rate volatility which influences the market values of fixed maturity and equity investments. The Company's investment strategy seeks to maximize total investment returns over a long-term period. The Company's focus on long-term total investment returns may result in variability in the level of realized and unrealized investment gains or losses from one period to the next.

Investment Earnings
   $ in millions
[graph appears here]

          net        net
        realized  investment    investment
         gains      income       earnings
       ---------  ---------- -------------
1996       5         51            56
1997      16         69            85
1998      21         71            92




Total operating expenses, which include losses and loss adjustment expenses, underwriting, acquisition and insurance expenses, other operating expenses, amortization of intangible assets and a nonrecurring item in 1996, were $330.2 million in 1998 compared to $332.6 million in 1997 and $321.7 million in 1996. In 1998 lower operating expenses were primarily due to continued favorable loss reserve development. Higher variable expenses associated with higher earned premiums accounted for the majority of the increase in 1997. As part of the purchase of Shand/Evanston in 1987, the Company acquired Shand's headquarters building in Evanston, Illinois. After the acquisition the estimated fair value of the building fell significantly due to escalating property taxes and reduced demand for office space in Evanston. In response to a purchase offer, the Company decided to dispose of the building and immediately recognized a $10.4 million, nonrecurring, non-cash loss in 1996.

The following is a comparison of selected data from the Company's operations (dollars in thousands):

                                                            Years Ended December 31,
------------------------------------------------------------------------------------------
                                                      1998          1997          1996
------------------------------------------------------------------------------------------
Gross premium volume                               $ 437,478     $ 423,343      $ 413,606
Net premiums written                               $ 343,877     $ 329,963      $ 313,459
Net retention                                             79%           78%            76%
Earned premiums                                    $ 333,267     $ 332,878      $ 307,453
Losses and loss adjustment expenses                $ 203,336     $ 210,061      $ 202,378
Underwriting, acquisition and insurance expenses   $ 124,841     $ 120,076      $ 105,032
Underwriting profit                                $   5,090     $   2,741      $      43

GAAP Ratios
Loss ratio                                                61%           63%            66%
Expense ratio                                             37%           36%            34%
------------------------------------------------------------------------------------------
      Combined Ratio                                      98%           99%           100%
------------------------------------------------------------------------------------------

The combined ratio measures the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums. The loss ratio for 1998 decreased to 61% from 63% in 1997 and from 66% in 1996. The lower loss ratio in 1998 was due to continued favorable loss reserve development and favorable results from corrective actions taken in certain lines of business. The 1997 loss ratio compared favorably to 1996 due to winter storm and Hurricane Fran property losses and underwriting losses in the professional liability book of business in 1996. The expense ratio was 37% in 1998 compared to 36% in 1997 and 34% in 1996. The increase in the 1998 expense ratio was due to higher acquisition costs, primarily producer commissions, and lower contingent profit commissions from reinsurers compared to 1997. The 1997 expense ratio increased due to higher policy acquisition and overhead expenses which were partially offset by contingent profit commissions from reinsurers.

The Company's five underwriting units focus on specific niches within the Excess and Surplus Lines and Specialty Admitted markets. Excess and Surplus Lines, Professional/Products Liability and Brokered Excess and Surplus Lines write business in the Excess and Surplus Lines market and for purposes of segment reporting are aggregated as one operating segment. Specialty Program Insurance and Specialty Personal and Commercial Lines write business in the Specialty Admitted market and for purposes of segment reporting are aggregated as one operating segment.

The combined ratio for the Excess and Surplus Lines segment increased to 97% in 1998 compared to 94% in 1997 and 92% in 1996. The increase in the 1998 combined ratio was due to reserve strengthening for toxic tort and environmental impairment claims, partially offset by favorable development in other lines of business. The increase was also due to higher producer commissions and lower contingent profit commissions from reinsurers compared to 1997. The increase in the 1997 combined ratio compared to 1996 was due to higher policy acquisition costs.

The combined ratio for the Specialty Admitted segment decreased to 102% in 1998 compared to 110% in 1997 and 113% in 1996. The decreases in 1998 and 1997 were the result of improving loss ratios, partially offset by higher acquisition costs.

Interest expense was $20.4 million in 1998 compared to $20.1 million in 1997 and $8.0 million in 1996. The 1997 increase was due to the issuance of the 8.71% Capital Securities in January 1997.

Markel Corporation & Subsidiaries

Management's Discussion & Analysis
of Financial Condition and Results of Operations (continued)

In evaluating its operating performance, the Company focuses on core underwriting and investing results before consideration of realized gains or losses from the sales of investments, expenses related to the amortization of intangible assets and any nonrecurring items. Management believes this is a better indicator of the Company's performance because it reduces the variability in results associated with realized gains or losses and also eliminates the impact of accounting transactions which do not reflect current operating costs. Income from core underwriting and investing operations advanced to $45.6 million in 1998 which represented a 9% increase over 1997. In 1997 income from core operations rose 23% to $42.0 million from $33.9 million in 1996. The 1998 and 1997 increases were due to continued underwriting profitability and higher net investment income, resulting primarily from larger investment portfolios.

Net income was $57.3 million in 1998 compared to $50.4 million in 1997 and $46.7 million in 1996. The 1998 increase was due to increased realized investment gains and higher underwriting profitability. The growth in 1997 was due to substantial increases in net investment income and realized investment gains. Also, during 1996 the Company recognized an $18.4 million nonrecurring tax benefit which was partially offset by the recognition of the building loss of $6.8 million, net of taxes.

Comprehensive income was $68.0 million in 1998 compared to $91.9 million in 1997 and $56.4 million in 1996. The decrease in comprehensive income in 1998 was due to lower other comprehensive income as a result of lower increases in unrealized holding gains on equity and fixed maturity securities compared to 1997 partially offset by higher net income. The growth in 1997 was due to higher net income and higher other comprehensive income as a result of increased unrealized holding gains on equity and fixed maturity securities.

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

      Earnings from
     Core Operations
   $ per diluted share
   [graph appears here]
     1996       6.03
     1997       7.43
     1998       8.10

The following table represents the development of the Company's balance sheet reserves for the period 1988 through 1998 (in thousands):

                            1988     1989     1990      1991     1992      1993     1994     1995      1996     1997     1998
-------------------------------------------------------------------------------------------------------------------------------
Net reserves restated
for commutations,
acquisitions and other  $ 486,647   507,719  510,388  556,938   569,153  597,883   618,978  670,831  724,449  744,954   735,542
-------------------------------------------------------------------------------------------------------------------------------

Paid (cumulative)
as of:
One year later             54,180    65,810   52,545   83,720    95,084  151,413   135,947  124,467  145,736  161,053
Two years later            89,973   116,418  107,209  156,256   217,180  253,418   219,133  227,640  266,248
Three years later         131,899   154,798  160,808  253,424   297,034  307,831   286,926  305,217
Four years later          160,942   194,199  242,670  318,298   331,709  353,325   337,712
Five years later          199,982   258,412  297,914  346,009   361,214  387,224
Six years later           261,185   310,448  320,766  367,636   385,347
Seven years later         312,210   331,842  337,735  386,721
Eight years later         332,622   346,213  353,380
Nine years later          346,002   360,575
Ten years later           360,012

Reserves
re-estimated as of:
One year later            496,591   502,253  506,010  547,349   562,914  560,684   610,185  646,714  698,473  707,558
Two years later           477,249   500,164  494,132  542,287   535,882  581,947   585,494  619,941  674,450
Three years later         474,373   492,817  490,135  521,758   537,328  564,306   562,535  602,917
Four years later          479,537   486,007  477,408  513,367   521,329  558,684   558,072
Five years later          476,708   474,438  463,513  500,538   523,734  559,790
Six years later           465,777   458,466  452,205  506,978   529,312
Seven years later         448,932   447,954  463,470  516,183
Eight years later         440,502   460,581  472,666
Nine years later          454,174   471,004
Ten years later           465,900

Cumulative
redundancy             $   20,747   36,715    37,722   40,755    39,841   38,093    60,906   67,914   49,999   37,396
-------------------------------------------------------------------------------------------------------------------------------
Cumulative %                    4%        7%       7%       7%        7%       6%       10%      10%       7%       5%

Gross liability, end of year, restated for acquisitions
  and other                                                   $ 904,143  874,922   796,892  850,063  914,372  959,288   933,830
Reinsurance recoverable, restated for commutations,
  acquisitions and other                                        334,990  277,039   177,914  179,232  189,923  214,334   198,288
---------------------------------------------------------------------------------------------------------------------------------
Net liability, end of year, restated for commutations,
  acquisitions and other                                        569,153  597,883   618,978  670,831  724,449  744,954   735,542
---------------------------------------------------------------------------------------------------------------------------------
Gross re-estimated liability                                    856,017  802,884   718,946  777,616  875,413  915,654
Re-estimated recoverable                                        326,705  243,094   160,874  174,699  200,963  208,096
---------------------------------------------------------------------------------------------------------------------------------
Net re-estimated liability                                      529,312  559,790   558,072  602,917  674,450  707,558
---------------------------------------------------------------------------------------------------------------------------------
Gross cumulative redundancy                                  $   48,126   72,038    77,946   72,447   38,959   43,634
---------------------------------------------------------------------------------------------------------------------------------

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

The upper portion of the table shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. The lower portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. For example, the 1993 liability for losses and loss adjustment expenses at the end of 1993 for 1993 and all prior years, adjusted for commutations, acquisitions and other, was originally estimated to be $597.9 million. Five years later, as of December 31, 1998, this amount was re-estimated to be $559.8 million, of which $387.2 million had been paid, leaving a reserve of $172.6 million for losses and loss adjustment expenses for 1993 and prior years remaining unpaid as of December 31, 1998.

Cumulative redundancy represents the change in the estimate from the original balance sheet date to the date of the current estimate. For example, the 1993 liability for losses and loss adjustment expenses developed a $38.1 million redundancy from December 31, 1993 to December 31, 1998, five years later. Conditions and trends that have affected the development of liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on the table. The gross cumulative redundancies for 1997 and prior years are presented before deductions for reinsurance. Gross deficiencies and redundancies may be significantly more or less than net deficiencies and redundancies depending on the nature and extent of applicable reinsurance.

The re-estimated reserves for 1988 and prior increased $11.7 million in 1998. This development was the result of reserve strengthening by management for environmental impairment liability (EIL) and toxic tort claims. Inherent volatility in EIL and toxic tort claims and management's desire to maintain reserves for all lines of business that are more likely redundant than deficient necessitated the reserve increases.

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

Following is an analysis of the Company's net outstanding reserves for Shand/Evanston's EIL exposures. Commutations include reinsurer commutations completed in 1998 as well as changes in reserves related to reinsurer commutations occurring in earlier years (dollars in thousands):

                                                           Years Ended December 31,
------------------------------------------------------------------------------------------
                                                       1998          1997           1996
------------------------------------------------------------------------------------------
Case reserves                                      $     762     $     685      $     665
Case and IBNR reserves reassumed
   through commutations                               17,808        19,653         14,730
------------------------------------------------------------------------------------------
   Total                                           $  18,570     $  20,338      $  15,395
------------------------------------------------------------------------------------------
Net paid losses and loss adjustment expenses       $   3,903     $   2,905      $   3,616
------------------------------------------------------------------------------------------

Shand/Evanston carried net EIL case and IBNR reserves for losses and loss adjustment expenses of $18.6 million at December 31, 1998 compared to $20.3 million at December 31, 1997 and $15.4 million at December 31, 1996. The Company's goal is to close EIL claims as aggressively as reasonably possible. The increase in 1998 and 1997 incurred losses was due to development on existing claims as well as limited new claim activity.

In some cases, the Company may be entitled to subrogation against other primary insurers. No specific provision for these potential recoveries is made when establishing loss and loss adjustment expense reserves for EIL. As of December 31, 1998, Shand/Evanston's net retention of case and IBNR reserves related to EIL was approximately 81% of gross EIL case and IBNR reserves.

Inception to date net paid losses and loss adjustment expenses for EIL related exposures totaled $121.8 million at December 31, 1998, of which approximately $10.4 million was litigation related expense.

There were 10 active site exposures related to EIL at December 31, 1998, 1997 and 1996. The 10 active site exposures at December 31, 1998 represented 10 insureds. Management believes future exposure to valid claims is limited because coverage was afforded on a claims made basis.

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

Following is an analysis of the Company's net outstanding reserves for Shand/Evanston's toxic tort exposures. Commutations include reinsurer commutations completed in 1998 as well as changes in reserves related to reinsurer commutations occurring in earlier years (dollars in thousands):

                                                           Years Ended December 31,
-------------------------------------------------------------------------------------------
                                                       1998          1997          1996
-------------------------------------------------------------------------------------------
Case reserves                                      $   1,977     $   1,660      $   1,782
IBNR reserves                                          1,239         2,147          1,354
Case and IBNR reserves reassumed
   through commutations                               55,402        50,280         37,751
-------------------------------------------------------------------------------------------
   Total                                            $ 58,618      $ 54,087       $ 40,887
-------------------------------------------------------------------------------------------
Net paid losses and loss adjustment expenses       $   5,019     $   8,152       $ 10,849
-------------------------------------------------------------------------------------------

Shand/Evanston carried net toxic tort case and IBNR reserves for losses and loss adjustment expenses of $58.6 million at December 31, 1998 compared to $54.1 million at December 31, 1997 and $40.9 million at December 31, 1996. The increase in net toxic tort reserves in 1998 and 1997 was due to reserve strengthening by management. As of December 31, 1998, Shand/Evanston's net retention of case and IBNR reserves related to toxic torts was approximately 86% of gross toxic tort case and IBNR reserves.

Inception to date net paid losses and loss adjustment expenses for toxic tort related exposures totaled $32.4 million, of which approximately $3.3 million was litigation related expense.

During 1998, 1997 and 1996 the Company paid $2.2 million, $3.8 million and $7.4 million, respectively, for breast implant product liability claims. The exposure had been fully reserved in prior years. At December 31, 1998, the Company has either paid or fully reserved all of its breast implant product liability exposure.

There were 131 open claims related to toxic torts at December 31, 1998 compared to 165 at December 31, 1997 and 210 at December 31, 1996. Of the toxic tort claims open at December 31, 1998, approximately 10% were products liability asbestos or related claims. The average severity of toxic tort claims is substantially lower than the average severity of EIL claims.

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

During 1997 the Company sold Lincoln Insurance Company (LIC) with the Company retaining all of LIC's loss reserves and related assets including LIC's rights to indemnity from the former owners of LIC. The former owners of LIC have indemnified the Company against adverse development of losses and loss adjustment expenses and uncollectible reinsurance, if any, in an amount up to the Company's purchase price for LIC of approximately $24 million. This indemnification covers all of LIC's reserves, including environmental matters. At December 31, 1998, case and IBNR reserves for toxic tort claims attributable to LIC were $7.8 million.

Exposures of these types are generally subject to significant uncertainty due to potential severity and an uncertain legal climate. Reserves for these types of claims could be subject to increases in the future; however, these reserves have been established in accordance with the Company's desire to have reserves of all types that are more likely redundant than deficient.

Liquidity And Capital Resources
-------------------------------------------------------------------------------

The Company seeks to maintain prudent levels of liquidity and financial leverage for the protection of its policyholders, creditors and shareholders. The Company's targeted capital structure is approximately one-third debt to two-thirds equity. At December 31, 1998, the Company's debt to total capital ratio was 25%. In calculating its debt to total capital ratio, the Company treats the 8.71% Capital Securities as one-half debt and one-half equity. From time to time, the Company's debt to total capital ratio may increase due to business opportunities that may be financed in the short term with debt.

In order to maintain strong liquidity, the Company seeks to maintain minimum cash, short-term investments and fixed maturities of approximately two times annual interest expense at its holding company (Markel Corporation). At December 31, 1998, $146.6 million of cash, short-term investments and fixed maturities were held at Markel Corporation which approximated 7.3 times annual interest expense.

On January 15, 1999, as the result of the completion of a public tender offer, the Company acquired Gryphon Holdings Inc. and its insurance subsidiaries (Gryphon). Total consideration paid for Gryphon was approximately $150.7 million. The Company funded the transaction with holding company cash of approximately $100.7 million and borrowings of $50.0 million under existing lines of credit. In addition, the Company assumed $55.0 million of Gryphon's debt and refinanced it under existing lines of credit.

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

Markel Corporation & Subsidiaries

Management's Discussion & Analysis
of Financial Condition and Results of Operations (continued)

The holding company has historically relied upon dividends from its subsidiaries to meet debt service obligations. Under the insurance laws of the various states in which the Company's insurance subsidiaries are incorporated, an insurer is restricted in the amount of dividends it may pay without prior approval of regulatory authorities. Pursuant to such laws, at December 31, 1998, the Company's insurance subsidiaries could pay dividends of $47.6 million without prior regulatory approval.

The Company's invested assets increased to $1.5 billion at December 31, 1998 from $1.4 billion at December 31, 1997. The increase in invested assets was due to operating cash flows and the increase in the market value of the Company's fixed maturity and equity investments.

  Invested Assets
 $ in millions
[graph appears here]
  1996    1,131
  1997    1,408
  1998    1,481


Long-term debt was $93.2 million at December 31, 1998 and 1997. During 1997 the Company repurchased $6.55 million of its 7.25% notes. In April of 1998, the Company arranged a $250.0 million, five year, revolving credit facility with a group of banks which replaced the Company's existing $150.0 million credit facility. As of December 31, 1998 and 1997, there were no balances outstanding under the revolving credit facilities. After the acquisition of Gryphon and the refinancing of its debt on January 15, 1999, outstanding balances under the new $250.0 million revolving credit facility were $105.0 million.

In January 1997 the Company arranged the sale of $150.0 million of 8.71% Capital Securities issued by Markel Capital Trust I, a statutory business trust sponsored by Markel Corporation. Proceeds from the sale of the 8.71% Capital Securities were used to purchase the Company's 8.71% Junior Subordinated Deferrable Interest Debentures due January 1, 2046. The 8.71% Capital Securities and related Debentures are redeemable by the Company on or after January 1, 2007.

The Company's insurance operations require capital to support premium writings. The National Association of Insurance Commissioners (NAIC) developed a model law and risk-based capital formula designed to help regulators identify P&C insurers that may be inadequately capitalized. Under the NAIC's requirements, an insurer must maintain total capital and surplus above a calculated threshold or face varying levels of regulatory action. The capital and surplus at December 31, 1998 of each of the Company's insurance subsidiaries was above the minimum regulatory threshold.

Year 2000
--------------------------------------------------------------------------------

The Year 2000 issue affects virtually all companies and organizations. Many companies have existing computer applications which use only two digits to identify a year in the date field. These applications were designed and developed without considering the impact of the century change. If not corrected these computer applications may fail or create erroneous results in the year 2000.

The Company's Year 2000 Strategy

The Company has created a Year 2000 team involving associates from all areas of the organization and has charged them with implementing the Company's Year 2000 project. The team has been in place since September of 1997. The project's scope includes all information technology (IT), both internally developed and purchased from third parties, material vendors, producer and customer relationships, and an assessment of the Company's underwriting exposure as a result of the insurance products written by the Company's underwriting units. In addition, the Company is evaluating the Year 2000 exposure to issuers included as part of its investment portfolio.

The Company has completed all phases of its Year 2000 compliance project for its material IT systems. The Company has also completed the assessment and remediation phases for its ancillary IT systems and is currently in the testing phase. The Company anticipates completion of all testing of its ancillary IT systems by October 31, 1999.

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

Where the Company has determined that the relationship with a business partner is material to its ability to conduct normal operations, the Company has sent letters to the business partner requesting an update on the status of the business partner's Year 2000 initiative. Where deemed necessary, the Company is following up with the business partner to obtain further information. Based on the assurances of these business partners and the Company's internal reviews of information provided, the Company has not currently identified a material business partner that will be noncompliant. However, there can be no assurances that all material business partners will be compliant, and such noncompliance could have a material effect on the Company's financial position and results of operations. The Company expects to complete its review of material business partners by October 31, 1999.

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

The cost of the Company's Year 2000 project is estimated to be $1.0 million. Approximately $0.5 million of this amount was incurred as of December 31, 1998. The remainder of the estimated cost of the project is expected to be incurred throughout 1999. All costs of the Year 2000 project have been expensed as incurred.

As all of its material IT systems were deemed Year 2000 compliant at December 31, 1998, the Company has not established a contingency plan for noncompliance of its IT systems. At this time, the Company is not aware of any material business partners that will not be Year 2000 compliant. If the Company becomes aware of noncompliant business partners, one option will be to evaluate using other vendors. In many instances the establishment of a contingency plan is not possible or is cost prohibitive. In these situations, noncompliance by the Company or its material business partners could have a material adverse impact on the Company's financial position and results of operations.

Subsequent to the Company's acquisition of Gryphon in January 1999, the Company began an assessment of Gryphon's material IT systems for Year 2000 compliance. The Company expects the assessment and remediation phases to continue through the first half of 1999. One option for ensuring Year 2000 compliance for Gryphon will be to convert Gryphon's business to the Company's Year 2000 compliant systems.

Markel Corporation & Subsidiaries

Management's Discussion & Analysis
of Financial Condition and Results of Operations (continued)

Market Risk Disclosures
--------------------------------------------------------------------------------

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in equity prices, interest rates, foreign exchange rates and commodity prices. The Company's consolidated balance sheets include assets and liabilities whose estimated fair values are subject to market risk. The primary market risks to the Company are equity price risk associated with investments in equity securities and interest rate risk associated with investments in fixed maturities. The Company has no direct commodity risk, and its exposure to foreign exchange risk is immaterial.

Equity Price Risk

The estimated fair value of the Company's investment portfolio at December 31, 1998 was $1.5 billion, 79% of which was invested in fixed maturities and short-term investments, and 21% of which was invested in equity securities. The Company invests shareholder funds in equity securities which have historically, over long periods of time, produced higher returns relative to fixed income investments. The Company seeks to invest at reasonable prices in companies with solid business plans and capable management. The Company intends to hold these investments over the long term. This focus on long-term total investment returns may result in variability in the level of unrealized investment gains or losses from one period to the next. The changes in the estimated fair value of the equity portfolio are presented as a component of shareholders' equity in accumulated other comprehensive income, net of taxes.

At December 31, 1998,the Company's equity portfolio was concentrated in terms of the number of issuers and industries. At December 31, 1998, the Company's top ten equity holdings represented $170.3, million or 54% of the equity portfolio. Investments in the property and casualty insurance industry represented $143.2 million, or 45% of the equity portfolio at December 31, 1998. Such concentration can lead to higher levels of short-term price volatility. Due to its long-term investment focus, the Company is not as concerned with short-term market volatility as long as its insurance subsidiaries' ability to write business is not impaired. The Company has investment guidelines that set limits on the amount of equities its insurance subsidiaries can hold.

The table below summarizes the Company's equity price risk and shows the effect of a hypothetical 20% increase or decrease in market prices as of December 31, 1998. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios (dollars in thousands):

                                                        Estimated         Hypothetical
                      Estimated                      Fair Value after  Percentage Increase
                     Fair Value at    Hypothetical     Hypothetical       (Decrease) in
                   December 31, 1998  Price Change   Change in Prices Shareholders' Equity
-------------------------------------------------------------------------------------------
Equity Securities     $ 317,887        20% increase     $ 381,464             9.7
                                       20% decrease     $ 254,310            (9.7)

Interest Rate Risk

The Company's fixed maturity investments and borrowings are subject to interest rate risk. Increases and decreases in interest rates typically result in decreases and increases in the fair value of these financial instruments.

Approximately three quarters of the Company's investable assets come from premiums paid by policyholders. These funds are invested predominately in high quality corporate, government and municipal bonds with relatively short durations. The fixed maturity portfolio has an average duration of 4.7 years and an average rating of "AA." The fixed maturity portfolio is exposed to interest rate fluctuations; as interest rates rise, fair values decline and as interest rates fall, fair values rise. The changes in the fair value of the fixed maturity portfolio are presented as a component of shareholders' equity in accumulated other comprehensive income, net of taxes.

The Company works to manage the impact of interest rate fluctuations on its fixed maturity portfolio. The effective duration of the fixed maturity portfolio is managed with consideration given to the estimated duration of the Company's liabilities. The Company has investment policies which limit the maximum duration and maturity of the fixed maturity portfolio.

The Company utilizes bonds with embedded put options to manage the effect of changing interest rates on the fixed maturity portfolio. At December 31, 1998 the Company held $260.1 million of corporate bonds with embedded put options. These put bonds have long maturity dates, generally 30 years, with shorter put dates, generally 10 years. Put bonds provide the holder the option to force redemption of the bonds on the put dates. These bonds are assumed to outperform in price should interest rates decline while performing like a shorter dated security, if interest rates rise. This asymmetrical price performance is shown in the following model by greater price appreciation in the fixed maturity portfolio if rates decline by 200 basis points than price depreciation if rates increase by 200 basis points.

The Company utilizes a commonly used model to estimate the effect of interest rate risk on the fair values of its fixed maturity portfolio and borrowings. The model estimates the impact of interest rate changes on a wide range of factors, including duration, prepayment, put options and call options. Fair values are estimated based on the net present value of cash flows, using a representative set of possible future interest rate scenarios. The model requires that numerous assumptions be made about the future. To the extent that any of the assumptions are invalid, incorrect estimates could result. The usefulness of a single-point in time model is to a degree limited, as it is unable to accurately incorporate the full complexity of market interactions.

Markel Corporation & Subsidiaries

Management's Discussion & Analysis
of Financial Condition and Results of Operations (continued)

The table below summarizes the Company's interest rate risk and shows the effect of a hypothetical change in interest rates as of December 31, 1998. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios (dollars in thousands):

                                                       Estimated         Estimated           Hypothetical
                                   Estimated           Change in      Fair Value after    Percentage Increase
                                  Fair Value at     Interest Rates   Hypothetical Change     (Decrease) in
                                December 31, 1998  (bp=basis points)  in Interest Rates  Shareholders' Equity
--------------------------------------------------------------------------------------------------------------
Fixed Maturity
     Investments
--------------------------------------------------------------------------------------------------------------
U.S. TREASURY SECURITIES AND    $    146,369        200 BP DECREASE   $    155,438                1.4
     OBLIGATIONS OF U.S.                            100 BP DECREASE        150,774                0.7
     GOVERNMENT AGENCIES                            100 BP INCREASE        142,140               (0.6)
                                                    200 BP INCREASE        138,036               (1.3)
--------------------------------------------------------------------------------------------------------------
OBLIGATIONS OF STATES,          $    439,281        200 BP DECREASE   $    493,354                8.3
     MUNICIPALITIES AND                             100 BP DECREASE        465,597                4.0
     POLITICAL SUBDIVISIONS                         100 BP INCREASE        414,228               (3.8)
                                                    200 BP INCREASE        390,345               (7.5)
--------------------------------------------------------------------------------------------------------------
COLLATERALIZED MORTGAGE        $      56,725        200 BP DECREASE  $      59,014                0.3
     OBLIGATIONS                                    100 BP DECREASE         57,887                0.2
                                                    100 BP INCREASE         54,811               (0.3)
                                                    200 BP INCREASE         52,476               (0.6)
--------------------------------------------------------------------------------------------------------------
CORPORATE BONDS (INCLUDING      $    520,831        200 BP DECREASE   $    600,991               12.3
     SHORT-TERM INVESTMENTS)                        100 BP DECREASE        555,483                5.3
                                                    100 BP INCREASE        497,716               (3.5)
                                                    200 BP INCREASE        478,806               (6.4)
--------------------------------------------------------------------------------------------------------------
TOTAL FIXED MATURITY             $ 1,163,206        200 bp decrease    $ 1,308,797               22.3
     INVESTMENTS (INCLUDING                         100 bp decrease      1,229,741               10.2
     SHORT-TERM INVESTMENTS)                        100 bp increase      1,108,895               (8.3)
                                                    200 bp increase      1,059,663              (15.8)
--------------------------------------------------------------------------------------------------------------
Liabilities
--------------------------------------------------------------------------------------------------------------
7.25% LONG-TERM DEBT           $      96,931        200 BP DECREASE   $    105,187                *
                                                    100 BP DECREASE        100,954                *
                                                    100 BP INCREASE         93,100                *
                                                    200 BP INCREASE         89,449                *
--------------------------------------------------------------------------------------------------------------
8.71% CAPITAL SECURITIES        $    144,453        200 BP DECREASE   $    168,765                *
                                                    100 BP DECREASE        159,045                *
                                                    100 BP INCREASE        130,200                *
                                                    200 BP INCREASE        118,440                *
--------------------------------------------------------------------------------------------------------------

* changes in estimated fair value have no impact on shareholders' equity.

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


Impact Of Accounting Standards
--------------------------------------------------------------------------------

In March 1998 the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 is effective for years beginning after December 15, 1998. The SOP specifies the types of costs that should be capitalized and those that should be expensed as incurred in connection with an internal-use software project. Capitalized costs begin amortizing when the software is ready for its intended use, regardless of when it is placed in service. Companies are required to evaluate capitalized costs for impairment using estimated future cash flows to determine if the asset is impaired. The Company expects that adoption of SOP 98-1 will have no material impact on the Company's consolidated financial position and results of operations.

In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for years beginning after June 15, 1999. The standard requires that all derivatives be recorded as an asset or liability, at estimated fair value, regardless of the purpose or intent for holding the derivative. If a derivative is not utilized as a hedge, all gains or losses from the change in the derivative's estimated fair value are recognized in earnings. The gains or losses from the change in estimated fair value of certain derivatives utilized as hedges are recognized in earnings or other comprehensive income depending on the type of hedge relationship. Due to the Company's limited use of derivatives, the Company expects that adoption of SFAS No. 133 will have no material impact on the Company's consolidated financial position and results of operations.

"Safe Harbor" Statement
--------------------------------------------------------------------------------

This is a "Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995. Certain statements contained herein are forward-looking statements that involve risks and uncertainties. Future actual results may materially differ from those in these statements because of many factors. For example, the Company will be significantly reorganizing Gryphon's operations, and the scope and impact of these changes cannot be determined at this time. Insurance industry price competition has made it more difficult to attract and retain adequately priced business. Changing legal and social trends can adversely impact the adequacy of loss reserves. State regulatory actions can impede the Company's ability to charge adequate rates and efficiently allocate capital. The frequency and severity of natural catastrophes are highly variable. Economic conditions and interest rate volatility can have significant impacts on the market value of fixed maturity and equity investments. The business community's state of readiness for the Year 2000, the readiness of the Company's vendors and business partners and the Company's potential underwriting exposure to Year 2000 claims are difficult to predict with any certainty. Accordingly, the Company's premium growth, underwriting and investing results have been and will continue to be potentially materially affected by these factors.

Markel Corporation & Subsidiaries

Market And Dividend Information
--------------------------------------------------------------------------------

Effective June 11, 1997, the Company's common stock began trading on the New York Stock Exchange under the symbol MKL. Prior to that time, the Company's stock traded in the NASDAQ stock market under the symbol MAKL. The number of shareholders of record as of January 31, 1999 was 523. The total number of shareholders, including those holding shares in "street name" or in brokerage accounts is estimated to be in excess of 3,800. The Company's current strategy is to retain earnings, permitting the Company to take advantage of expansion and acquisition opportunities. Consequently, the Company has never paid a cash dividend on its common stock.

High and low closing sales prices as reported on the New York Stock Exchange composite tape for 1998 were $185.00 and $132.75, respectively. See "Quarterly Information" on page 47 for additional quarterly sales price information.

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

Annual Shareholders' Meeting
--------------------------------------------------------------------------------

Shareholders of Markel Corporation are invited to attend the Annual Meeting to be held at The Jefferson Hotel, Franklin and Adams Streets, Richmond, Virginia at 4:30 p.m., May 13, 1999.

Transfer Agent
--------------------------------------------------------------------------------

First Union National Bank
Corporate Trust Department
Finance Group -NC 1196
1525 West W.T. Harris Boulevard 3C3
Charlotte, North Carolina 28288-1196
(800) 829-8432

Corporate Offices
--------------------------------------------------------------------------------

Markel Corporation
4551 Cox Road
Glen Allen, Virginia 23060
(804) 747-0136
(800) 446-6671

Directors And Executive Officers

Directors
--------------------------------------------------------------------------------

Alan I. Kirshner
Chairman of the Board and Chief Executive Officer

Thomas S. Gayner
Vice President of Equity Investments

Leslie A. Grandis
Partner
McGuire Woods Battle & Boothe, LLP

Stewart M. Kasen
Chairman, President and Chief Executive Officer
Factory Card Outlet

Anthony F. Markel
President and Chief Operating Officer

Gary L. Markel
President
Gary Markel & Associates, Inc.

Steven A. Markel
Vice Chairman

Darrell D. Martin
Executive Vice President and Chief Financial Officer

Executive Officers
--------------------------------------------------------------------------------

Alan I. Kirshner
Chairman of the Board and Chief Executive Officer since 1986.
He served as President from 1979 until March of 1992 and has been a Director of the Company since 1978. Age 63.

Anthony F. Markel
President and Chief Operating Officer since March of 1992. He served as Executive Vice President from 1979 until March of 1992 and has been a Director of the Company since 1978.
Age 56.

Steven A. Markel
Vice Chairman since March of 1992. He served as Treasurer from 1986 to August of 1993, and Executive Vice President from 1986 to March of 1992 and has been a Director of the Company since 1978. Age 50.

Darrell D. Martin
Executive Vice President and Chief Financial Officer since
March of 1992. He served as Chief Financial Officer from 1988 to March of 1992 and has been a Director of the Company since
January 1991. Age 50.

APPENDIX

MARKEL CORPORATION ANNUAL REPORT ON FORM 10-K
Statement of Differences

1. The pages in the electronic filing do not correspond to the pages in the printed document because there is more material on each page of the printed document. The printed Annual Report and Form 10-K also contains numerous charts, graphs and pictures not incorporated into the electronic Form 10-K.

2. The information on pages 66 and 67 of the printed document, i.e. the 10-K cover sheet and index, have been repositioned on pages 1 and 2 of the electronic document for ease of reference.

3. The information on pages 20 and 21 of the printed document, i.e. the Selected Financial Data has been repositioned over 2 consecutive pages of the electronic document for ease of use. The footnotes to the Selected Financial Data are meant to apply to all three pages of the electronic document.

Markel Corporation & Subsidiaries

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKEL CORPORATION

By:    Steven A. Markel
      -----------------------
       Vice Chairman
       March 24, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                Title
-----------               -------
Alan I.  Kirshner,*       Chief Executive Officer and Chairman of
---------------------     the Board of Directors

Anthony F.  Markel,*      President, Chief Operating Officer and
---------------------     Director

Steven A.  Markel,*       Vice Chairman and Director
---------------------

Darrell D.  Martin,*      Executive Vice President, Chief
---------------------     Financial Officer and Director
                          (Principal Accounting Officer)

Thomas S. Gayner,*        Director
---------------------

Leslie A.  Grandis,*      Director
---------------------

Stewart M.  Kasen,*       Director
---------------------

Gary L.  Markel,*         Director
---------------------

*Signed as of March 24, 1999

Index to Exhibits

3(i)   Amended and Restated Articles of Incorporation, as amended (3.1)a

3(ii) Bylaws, as amended (3.2)b

4 Credit Agreement dated April 23,1998 among Markel Corporation, the lenders referred to therein and First Union National Bank, as Agent (4)c

The registrant hereby agrees to furnish to the Securities and Exchange Commission a copy of all instruments defining the rights of holders of long-term debt of the registrant and subsidiaries shown on the Consolidated Balance Sheet of registrant at December 31, 1998, and the respective Notes thereto, included in this Annual Report on Form 10-K.

Management Contracts or Compensatory Plans required to be filed (Items 10.1 -- 10.7)

10.1 Markel Corporation 1986 Stock Option Plan as amended (4(d))d

10.2 Markel Corporation 1989 Non-Employee Directors Stock Option Plan (A)e

10.3 Markel Corporation 1993 Incentive Stock Plan (10.3)f

10.4 Executive Employment Agreement between Markel Corporation and Alan I. Kirshner dated as of October 1, 1991 (10.5)g

10.5 Executive Employment Agreement between Markel Corporation and Anthony F. Markel dated as of October 1, 1991 (10.6)g

10.6 Executive Employment Agreement between Markel Corporation and Steven A. Markel dated as of October 1, 1991 (10.7)g

10.7 Executive Employment Agreement between Markel Corporation and Darrell D. Martin dated as of March 1, 1992 (10.8)g

10.8 Agreement and Plan of Merger dated as of November 25, 1998 among Markel Corporation, MG Acquisition Corp., and Gryphon Holdings Inc. (g6) h

21 Subsidiaries of Markel Corporation

23 Consents of independent auditors to incorporation by reference of certain reports into the Registrant's Registration Statements on Form S-8

27 Financial Data Schedule

a. Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant's 1990 Form 10-K Annual Report

b. Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant's 1992 Form 10-K Annual Report

c. Incorporated by reference from the exhibit shown in parentheses filed with the commission in the Registrant's Report on Form 10-Q for the quarter ended March 31, 1998

d. Incorporated by reference from the exhibit shown in parentheses filed with the Commission on May 25, 1989 in the Registrant's Registration Statement on Form S-8 (Registration No. 33-28921)

e. Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on May 15, 1989, as filed with the Commission

Markel Corporation & Subsidiaries

f. Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant's 1994 Form 10-K Annual Report

g. Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant's 1991 Form 10-K Annual Report

h. Incorporated by reference from the exhibit shown in parentheses filed with the Commission in the Registrant's Amendment No. 7 to Schedule 14D-1 filed November 25, 1998

68