Form 10-Q
period 1999-03-31
MARKEL CORP
filed 1999-04-29
CIK 803509

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999

or

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

Yes [ X ]   No [   ]

Number of shares of the registrant's common stock outstanding at April 28, 1999:
5,591,070

                               Markel Corporation
                                    Form 10-Q

                                      Index


                                                                     Page Number
PART I. FINANCIAL INFORMATION:

    Item 1. Financial Statements

            Consolidated Balance Sheets--
             March 31, 1999 and December 31, 1998                          3

            Consolidated Statements of Income and Comprehensive Income--
             Three Months Ended March 31, 1999 and 1998                    4

            Consolidated Statements of Cash Flows--
             Three Months Ended March 31, 1999 and 1998                    5

            Notes to Consolidated Financial Statements--
             March 31, 1999                                                6

    Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations                 9

    Item 3. Quantitative and Qualitative Disclosures About Market Risk    14


PART II. OTHER INFORMATION:

    Item 6. Exhibits and Reports on Form 8-K                              15



 PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                                MARKEL CORPORATION AND SUBSIDIARIES

                                                    Consolidated Balance Sheets
                                                                                                        March 31,     December 31,
                                                                                               ------------------------------------
                                                                                                           1999           1998
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                          (dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value
     Fixed maturities (cost of $1,357,147 in 1999 and $1,041,155 in 1998)                               $ 1,371,792    $ 1,070,978
     Equity securities (cost of $187,296 in 1999 and $200,004 in 1998)                                      285,801        317,887
     Short-term investments (estimated fair value approximates cost)                                        100,502         92,228
-----------------------------------------------------------------------------------------------------------------------------------
     Total Investments, Available-For-Sale                                                                1,758,095      1,481,093
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                                                       658          1,527
Receivables                                                                                                  97,040         68,138
Reinsurance recoverable on unpaid losses                                                                    411,115        198,288
Reinsurance recoverable on paid losses                                                                       30,635         21,205
Deferred policy acquisition costs                                                                            49,016         40,471
Prepaid reinsurance premiums                                                                                 68,314         42,241
Property and equipment                                                                                       10,703          7,981
Intangible assets                                                                                            98,718         35,298
Other assets                                                                                                 60,585         25,022
-----------------------------------------------------------------------------------------------------------------------------------
     Total Assets                                                                                       $ 2,584,879    $ 1,921,264
===================================================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses                                                              $ 1,406,312   $    933,830
Unearned premiums                                                                                           275,426        205,908
Payables to insurance companies                                                                              47,416         22,715
Long-term debt (estimated fair value of $200,087 in 1999 and $96,931 in 1998)                               198,232         93,219
Other liabilities                                                                                            89,900         90,291
Company-Obligated Mandatorily Redeemable Preferred Capital Securities of Subsidiary
     Trust Holding Solely Junior Subordinated Deferrable Interest Debentures
     of Markel Corporation (estimated fair value of $141,414 in 1999 and $144,453 in 1998)                  150,000        150,000
-----------------------------------------------------------------------------------------------------------------------------------
     Total Liabilities                                                                                    2,167,286      1,495,963
-----------------------------------------------------------------------------------------------------------------------------------

Shareholders' equity
     Common stock                                                                                            25,501         25,415
     Retained earnings                                                                                      318,545        303,878
     Accumulated other comprehensive income
          Net unrealized holding gains on fixed maturities and equity securities, net of taxes               73,547         96,008
-----------------------------------------------------------------------------------------------------------------------------------
     Total Shareholders' Equity                                                                             417,593        425,301
-----------------------------------------------------------------------------------------------------------------------------------


     Total Liabilities and Shareholders' Equity                                                         $ 2,584,879    $ 1,921,264
===================================================================================================================================

See accompanying notes to consolidated financial statements.


                                MARKEL CORPORATION AND SUBSIDIARIES

                    Consolidated Statements of Income and Comprehensive Income
                                                                        Three Months Ended
                                                                              March 31,
                                                                    -----------------------------


                                                                       1999             1998
-------------------------------------------------------------------------------------------------
                                                                       (dollars in thousands,
                                                                       except per share data)
OPERATING REVENUES
Earned premiums                                                     $ 108,407          $ 78,898
Net investment income                                                  22,651            17,570
Net realized gains from investment sales                                7,063             3,413
Other                                                                     378               202
-------------------------------------------------------------------------------------------------

      Total Operating Revenues                                        138,499           100,083
-------------------------------------------------------------------------------------------------


OPERATING EXPENSES
Losses and loss adjustment expenses                                    70,150            49,527
Underwriting, acquisition and insurance expenses                       41,495            28,067
Amortization of intangible assets                                       1,256               509
-------------------------------------------------------------------------------------------------
      Total Operating Expenses                                        112,901            78,103
-------------------------------------------------------------------------------------------------
      Operating Income                                                 25,598            21,980
Interest expense                                                        6,290             5,084
-------------------------------------------------------------------------------------------------
      Income Before Income Taxes                                       19,308            16,896
Income tax expense                                                      4,634             4,055
-------------------------------------------------------------------------------------------------
      Net Income                                                   $   14,674          $ 12,841
=================================================================================================

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on securities, net of taxes
      Net unrealized holding gains (losses) arising during the
          period                                                   $  (17,870)         $ 21,251
      Less reclassification adjustments for gains included in
          net income                                                   (4,591)           (2,218)
-------------------------------------------------------------------------------------------------
      Total Other Comprehensive Income (Loss)                         (22,461)           19,033
-------------------------------------------------------------------------------------------------
      Comprehensive Income (Loss)                                 $    (7,787)         $ 31,874
=================================================================================================

NET INCOME PER SHARE
      Basic                                                       $      2.64          $   2.34
      Diluted                                                     $      2.61          $   2.27
=================================================================================================


See accompanying notes to consolidated financial statements.

                                                 MARKEL CORPORATION AND SUBSIDIARIES

                                                Consolidated Statements of Cash Flows
                                                                                                           Three Months Ended
                                                                                                                March 31,
                                                                                                    -------------------------------
                                                                                                          1999             1998
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                         (dollars in thousands)
OPERATING ACTIVITIES
Net Income                                                                                           $    14,674          $ 12,841
Adjustments to reconcile net income to net cash used by operating activities                             (18,715)          (12,902)
-----------------------------------------------------------------------------------------------------------------------------------
           Net Cash Used By Operating Activities                                                          (4,041)              (61)
-----------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities                                            477,635            92,542
Proceeds from maturities of fixed maturities                                                              19,245            18,482
Cost of fixed maturities and equity securities purchased                                                (391,396)         (142,207)
Net change in short-term investments                                                                      (8,274)           26,643
Acquisition of insurance company, net of cash acquired                                                  (143,557)               --
Other                                                                                                       (560)            4,073
-----------------------------------------------------------------------------------------------------------------------------------
           Net Cash Used By Investing Activities                                                         (46,907)             (467)
-----------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Additions to long-term debt                                                                              105,000                --
Repayments of long-term debt                                                                             (55,000)               --
Other                                                                                                         79               388
-----------------------------------------------------------------------------------------------------------------------------------
           Net Cash Provided By Financing Activities                                                      50,079               388
-----------------------------------------------------------------------------------------------------------------------------------

Decrease in cash and cash equivalents                                                                       (869)             (140)
Cash and cash equivalents at beginning of period                                                           1,527             1,309
-----------------------------------------------------------------------------------------------------------------------------------
Cash And Cash Equivalents At End Of Period                                                           $       658        $    1,169
===================================================================================================================================

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--March 31, 1999

1. Principles of Consolidation

The consolidated balance sheet as of March 31, 1999, the related consolidated statements of income and comprehensive income for the three months ended March 31, 1999 and 1998, and the consolidated statements of cash flows for the three months ended March 31, 1999 and 1998, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results of operations for the full year.

The consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's annual consolidated financial statements and notes.

2. Net Income per share

Net income per share was determined by dividing net income by the applicable shares outstanding (in thousands):

                                                                        Three Months Ended
                                                                              March 31,
                                                                    -----------------------------
                                                                        1999             1998
-------------------------------------------------------------------------------------------------
Net income, as reported (Basic and diluted income)                   $ 14,674         $  12,841
=================================================================================================

Average common shares outstanding                                       5,555             5,497
Dilutive potential common shares                                           66               154
-------------------------------------------------------------------------------------------------
     Average diluted shares outstanding                                 5,621             5,651
=================================================================================================



3. Reinsurance

The table below  summarizes the effect of  reinsurance  on premiums  written and earned (dollars in thousands):
                                                                                     Three Months Ended March 31,
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                1999                               1998
-----------------------------------------------------------------------------------------------------------------------------------
                                                                     Written            Earned          Written            Earned
Direct                                                              $ 131,269         $ 143,428         $ 95,524          $ 98,939
Assumed                                                                 2,663             3,355            1,196             1,587
Ceded                                                                 (34,924)          (38,376)         (20,273)          (21,628)
-----------------------------------------------------------------------------------------------------------------------------------
     Net premiums                                                   $  99,008         $ 108,407         $ 76,447          $ 78,898
===================================================================================================================================

Incurred losses and loss adjustment expenses are net of reinsurance recoveries of $27.3 million and $12.8 million for the three months ended March 31, 1999 and 1998, respectively.

4. Company Obligated Mandatorily Redeemable Preferred Securities (8.71% Capital Securities)

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

5.  Comprehensive Income

Other comprehensive income (loss) is composed of net unrealized holding gains (losses) on securities arising during the period less reclassification adjustments for gains included in net income. The related tax expense (benefit) on net unrealized gains (losses) on securities was $(9.6) million and $11.4 million for the three months ended March 31, 1999 and 1998, respectively. The related tax expense on the reclassification adjustments for gains included in net income was $2.5 million and $1.2 million for the three months ended March 31, 1999 and 1998, respectively.

6.  Acquisition

On January 15, 1999, the Company acquired Gryphon Holdings, Inc. and its subsidiaries (Gryphon) as the result of the completion of a public tender offer. The Company's first quarter results include Gryphon's results of operations since the date of acquisition. The acquisition was accounted for using the purchase method of accounting. Total consideration paid for Gryphon was approximately $145.7 million. The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill and is being amortized using the straight-line method over 20 years. The Company funded the transaction with available cash of approximately $95.7 million and borrowings of approximately $50 million.

7.  Segment Reporting Disclosures

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

The Company intends to significantly restructure Gryphon's operations and expects that Gryphon's premium volume will decrease by 50% or more. The Gryphon programs that the Company intends to continue will be administered by underwriting units in the Excess and Surplus Lines operating segment. Gryphon's discontinued programs are included in Other for purposes of segment reporting.

The Company considers many factors including the nature of the underwriting units' insurance products, production sources, distribution strategies and regulatory environment in determining how to aggregate operating segments.

Segment profit or loss for the Excess and Surplus Lines and the Specialty Admitted operating segments is measured by underwriting profit or loss. Segment profit for the Investing operating segment is measured by net investment income and realized gains or losses.

The Company does not allocate assets to the Excess and Surplus Lines or the Specialty Admitted operating segments for management reporting purposes. The total investment portfolio is allocated to the Investing operating segment. The Gryphon acquisition increased the total investment portfolio by approximately $300 million in the first quarter of 1999. The Company does not allocate capital expenditures for long-lived assets to any of its operating segments for management reporting purposes.

a) Following is a summary of segment profit (loss) (dollars in thousands):

                                                   Three Months Ended March 31, 1999
-----------------------------------------------------------------------------------------------------------------------------------
                                                    Excess &
                                                    Surplus        Specialty
                                                    Lines           Admitted         Investing            Other              Total
-----------------------------------------------------------------------------------------------------------------------------------
Segment revenues                                    $ 69,565         $ 25,495       $    29,714        $  13,347       $   138,121

Segment profit (loss)                               $  4,094         $ (1,469)      $    29,714        $  (5,863)      $    26,476

Combined ratio                                           94%             106%                --             144%              103%

Segment assets                                      $     --        $      --       $ 1,758,095        $ 826,784       $ 2,584,879
===================================================================================================================================

                                                   Three Months Ended March 31, 1998
-----------------------------------------------------------------------------------------------------------------------------------
                                                    Excess &
                                                    Surplus        Specialty
                                                    Lines           Admitted         Investing            Other              Total
-----------------------------------------------------------------------------------------------------------------------------------
Segment revenues                                    $ 53,688        $  25,210       $    20,983        $      --       $    99,881

Segment profit (loss)                               $  2,566        $  (1,262)      $    20,983        $      --       $    22,287

Combined ratio                                           95%             105%                --               --               98%

Segment assets                                      $     --        $      --       $ 1,440,623        $ 432,189       $ 1,872,812
===================================================================================================================================

b) The  following  summary  reconciles  segment  profit  (loss) to income before income taxes (dollars in thousands):
                                                                         Three Months Ended
                                                                             March 31,
                                                                    -----------------------------
                                                                       1999             1998
-------------------------------------------------------------------------------------------------
Income before income taxes
       Segment profit                                                $ 26,476          $ 22,287
       Unallocated amounts
             Amortization expense                                      (1,256)             (509)
             Interest expense                                          (6,290)           (5,084)
             Other                                                        378               202
-------------------------------------------------------------------------------------------------
        Income Before Income Taxes                                   $ 19,308          $ 16,896
=================================================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Three Months ended March 31, 1999 compared to Three Months ended March 31, 1998

The Company underwrites specialty insurance products and programs for niche markets. Significant areas of underwriting include Excess and Surplus Lines, Professional/Products Liability, Brokered Excess and Surplus Lines, Specialty Programs and Specialty Personal and Commercial Lines. Property and casualty insurance for nonstandard and hard-to-place risks is underwritten by the Excess and Surplus Lines unit. Professional liability coverage is offered to physicians and health professionals, insurance companies, attorneys and architects and engineers. Special risk programs provide products liability insurance for manufacturers and distributors and tailored coverages for other unique exposures. In addition, employment practices liability coverage is offered. The Brokered Excess and Surplus Lines unit writes hard-to-place, large general liability, commercial umbrella, products liability and property accounts. Gryphon's continuing lines of business consist of an earthquake exposed California property program, professional liability programs and several specialty casualty programs. Specialty Program Insurance includes coverage for camps, youth and recreation, child care, health and fitness and agribusiness organizations, as well as accident and medical insurance for colleges. The Company also underwrites personal and commercial property and liability coverages for watercraft, motorcycles and automobile lenders.

Following is a comparison of gross premium volume and earned premiums by significant underwriting area:

                    Gross Premium Volume                                                                     Earned Premiums
              --------------------------------                                                     --------------------------------
                Three Months Ended March 31,                                                          Three Months Ended March 31,
-----------------------------------------------------------------------------------------------------------------------------------
                   1999              1998               (dollars in thousands)                            1999              1998
-----------------------------------------------------------------------------------------------------------------------------------
                $  26,893         $ 24,953       Excess and Surplus Lines                              $  20,799          $ 20,658
                   33,538           30,756       Professional/Products Liability                          27,408            24,402
                   15,292           14,638       Brokered Excess and Surplus Lines                        10,150             8,621
                   16,981               --       Gryphon Continuing Programs                              11,208                --
                   16,985           18,311       Specialty Program Insurance                              16,066            14,792
                    6,328            7,807       Specialty Personal and Commercial Lines                   9,429            10,418
                   17,448               --       Gryphon Discontinued Programs                            13,347                --
                      568              895       Other                                                       ---                 7
-----------------------------------------------------------------------------------------------------------------------------------
                $ 134,033         $ 97,360       Total                                                 $ 108,407          $ 78,898
===================================================================================================================================

Gross premium volume for the first quarter in 1999 was $134.0 million compared to $97.4 million in the same period in the prior year. The growth was primarily the result of the Gryphon acquisition which added $34.4 million to the Company's gross premium volume in the first quarter of 1999. As the Company re-underwrites the Gryphon programs, the Gryphon business is expected to decline by 50% or more. The Company's core books of business increased 2% in the first quarter of 1999. The Company has maintained its underwriting standards at the expense of premium growth.

Excess and Surplus Lines gross premium volume was $26.9 million compared to $25.0 million in 1998. The growth was due to increased production in the Essex special property program and the inland marine program.

Premiums from Professional/Products Liability insurance were $33.5 million compared to $30.8 million a year ago. Growth in the employment practices liability and specified professions programs was partially offset by lower production from other lines, including the lawyers and medical malpractice programs.

Premiums from Brokered Excess and Surplus Lines totaled $15.3 million in the first quarter of 1999 compared to $14.6 million in 1998. The increase was due to higher gross premium volume in the unit's property and excess and umbrella programs offset by decreased gross premium volume in the casualty programs.

Gross premium volume for the Gryphon programs that the Company expects to continue was $17.0 million in the first quarter of 1999. Continuing program gross premium volume consisted of $10.9 million of earthquake exposed California property business which will become part of the Essex special property program, $3.3 million of professional liability business which will become part of the Professional/Products Liability unit and $2.8 million of casualty programs, most of which will be administered by the Brokered Excess and Surplus Lines underwriting unit.

Gross premiums from Specialty Program Insurance were $17.0 million compared to $18.3 million in the first quarter of 1998. Increased competition in the youth and recreation and health and fitness programs contributed to the decrease.

Specialty Personal and Commercial Lines premiums declined to $6.3 million from $7.8 million in 1998. The decrease was due primarily to the discontinuance of certain portions of the units' property programs.

Gross premium volume for the Gryphon programs that were discontinued was $17.5 million. The Company reviewed all of Gryphon's programs at the time of acquisition and determined that certain programs were unprofitable and presented little opportunity to generate underwriting profits in the future. The Company has discontinued these programs and is working with the affected agents and brokers to locate new markets for these risks.

Other gross premiums totaled $0.6 million compared to $0.9 million in 1998. Other gross premium volume primarily consisted of facultative reinsurance placed by the Professional/Products Liability unit.

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

The Company enters into reinsurance agreements in order to reduce its liability on individual risks and enable it to underwrite policies with higher limits. The Company's net retention of gross premium volume decreased to 74% in the first quarter of 1999 compared to 79% in the prior year. The decrease was due to low retentions on Gryphon's California property program.

Total operating revenues rose to $138.5 million from $100.1 million in the prior year. First quarter earned premiums were $108.4 million compared to $78.9 million for the first quarter of 1998. The $29.5 million of growth was the result of $24.6 million of earned premiums for Gryphon and $4.9 million of growth from existing operations.

Net investment income increased 29% to $22.7 million in the first quarter from $17.6 million a year ago. The increase was due to the Gryphon acquisition which added approximately $300 million to the investment portfolio and $4.8 million to net investment income in the first quarter of 1999.

Realized gains were $7.1 million for the first quarter in 1999 compared to $3.4 million last year. Variability in the timing of realized and unrealized investment gains or losses is to be expected.

Total operating expenses for the first quarter were $112.9 million compared to $78.1 million in 1998. The increase resulted primarily from the Gryphon acquisition.

Following is a comparison of selected data from the Company's operations (dollars in thousands):

                                                          Three Months Ended
                                                               March 31,
                                                       -------------------------
                                                          1999          1998
--------------------------------------------------------------------------------
Gross premium volume                                   $ 134,033      $ 97,360
Net premiums written                                   $  99,008      $ 76,447
Net retention                                                74%           79%
Earned premiums                                        $ 108,407      $ 78,898
Losses and loss adjustment expenses                    $  70,150      $ 49,527
Underwriting, acquisition and insurance expenses       $  41,495      $ 28,067
Underwriting profit (loss)                             $  (3,238)     $  1,304

GAAP ratios
Loss ratio                                                   65%           63%
Expense ratio                                                38%           35%
--------------------------------------------------------------------------------
Combined ratio                                              103%           98%
================================================================================

Underwriting performance is measured by the combined ratio of losses and expenses to earned premiums. The Company reported a combined ratio of 103% in 1999 compared to a combined ratio of 98% in 1998. The underwriting loss was the result of Gryphon's combined ratio of 122% in the first quarter of 1999. Excluding Gryphon, the Company's combined ratio would have been 97% in the first quarter. The 1999 loss ratio increased to 65% from 63% in 1998 due to higher loss ratios on Gryphon's discontinued lines of business. The 1999 expense ratio increased to 38% from 35% in 1998 as a result of Gryphon's higher expense ratio. The Company is working aggressively to reduce Gryphon's expense ratio by leveraging corporate services and reducing overhead costs to those necessary to run Gryphon's reduced operations more efficiently.

The Company's five underwriting units focus on specific niches within the Excess and Surplus Lines and Specialty Admitted markets. Excess and Surplus Lines, Professional/Products Liability and Brokered Excess and Surplus Lines write business in the Excess and Surplus Lines market and for purposes of segment reporting are aggregated as one operating segment. The Gryphon programs that the Company intends to continue will be administered by underwriting units in the Excess and Surplus Lines operating segment. Specialty Program Insurance and Specialty Personal and Commercial Lines write business in the Specialty Admitted market and for purposes of segment reporting are aggregated as one operating segment.

The combined ratio for the Excess and Surplus Lines segment decreased to 94% in the first quarter of 1999 compared to 95% in 1998. The decrease in the 1999 combined ratio was due to higher reinsurance profit commission in the Excess and Surplus Lines underwriting unit in 1999. The combined ratio for the Specialty Admitted segment increased to 106% in the first quarter of 1999 compared to 105% in 1998. The increase was the result of higher acquisition costs.

Amortization of intangible assets was $1.3 million in the first quarter of 1999 compared to $0.5 million last year. The increase was the result of goodwill from the Gryphon acquisition which is being amortized over 20 years.

Interest expense was $6.3 million in the first quarter of 1999 compared to $5.1 million in 1998. In January 1999, the Company borrowed $105 million under its $250 million revolving credit facility to complete the acquisition of Gryphon.

The Company's effective tax rate for the first quarter of 1999 and 1998 was 24% of income before income taxes.

In evaluating its operating performance, the Company focuses on core underwriting and investing results before consideration of realized gains or losses from the sales of investments and expenses related to the amortization of intangible assets. Management believes this is a better indicator of the Company's operating performance because it reduces the variability in results associated with realized investment gains or losses and eliminates the impact of accounting conventions which do not reflect current operating costs. For the first quarter of 1999, income from core underwriting and investing operations increased to $11.3 million, or $2.00 per diluted share, from $11.0 million, or $1.96 per diluted share, in 1998. The increase was due to higher net investment income offset by underwriting losses.

First quarter 1999 net income rose 14% to $14.7 million from $12.8 million in 1998. The increase was due to increased net investment income and higher realized gains. Comprehensive income was a loss of $7.8 million, or $1.39 per diluted share, compared to comprehensive income of $31.9 million, or $5.64 per diluted share, in 1998. The decrease was the result of the net decrease in unrealized gains of $4.00 per diluted share in 1999 compared to the net increase in unrealized gains of $3.37 per diluted share in 1998.

Financial Condition as of March 31, 1999

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

On January 15, 1999, the Company acquired Gryphon Holdings, Inc. and its subsidiaries as the result of the completion of a public tender offer. The Company's first quarter results include Gryphon's results of operations since the date of acquisition. The acquisition was accounted for using the purchase method of accounting. Total consideration paid for Gryphon was approximately $145.7 million. The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill and is being amortized using the straight-line method over 20 years. The Company funded the transaction with available cash of approximately $95.7 million and borrowings of approximately $50.0 million. In addition the Company refinanced $55.0 million of Gryphon's long-term debt.

The Company's invested assets increased to $1.8 billion at March 31, 1999 from $1.5 billion at December 31, 1998. The increase was primarily the result of the Gryphon acquisition. The Company's unpaid losses and loss adjustment expenses reserves and paid and unpaid reinsurance recoverables increased to $1.4 billion and $441.8 million at March 31, 1999 from $933.8 million and $219.5 million, respectively. The increases were the result of the purchase of Gryphon and Gryphon's historically higher dependence on reinsurance.

For the three month period ended March 31, 1999, the Company reported net cash used by operating activities of $4.0 million, compared to net cash used by operating activities of $0.1 million for the same period in 1998. The Company expects to discontinue over 50% of Gryphon's gross premium volume. As a result, Gryphon's operations are expected to generate negative operating cash flows throughout 1999 which will partially offset the operating cash flow generated by the Company's core underwriting units.

For the three month period ended March 31, 1999, the Company reported net cash used by investing activities of $46.9 million compared to $0.5 million in 1998. The difference was the result of the Gryphon acquisition.

As of March 31, 1999 and December 31, 1998, the unused balances available under the Company's $250 million revolving credit facility totaled $145 million and $250 million, respectively. In January 1999, the Company borrowed $105 million under the revolving credit facility to complete the acquisition of Gryphon. Funds are available under the facility for general corporate purposes.

Shareholders' equity at March 31, 1999 was $417.6 million compared to $425.3 million at December 31, 1998. Book value per share was $74.70 at March 31, 1999 compared to $77.02 at December 31, 1998. The decrease in the first quarter of 1999 was the result of the net decrease in unrealized gains of $22.5 million partially offset by net income of $14.7 million.

Other Matters

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

Subsequent to the Company's acquisition of Gryphon in January 1999, the Company began an assessment of Gryphon's material IT systems for Year 2000 compliance. The Company expects the assessment and remediation phases to continue through the first half of 1999. The Company is converting Gryphon's business to the Company's Year 2000 compliant systems.

Market Risk Disclosures

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in equity prices, interest rates, foreign exchange rates and commodity prices. The Company's consolidated balance sheets include assets and liabilities whose estimated fair values are subject to market risk. The primary market risks to the Company are equity price risk associated with investments in equity
securities  and  interest  rate  risk  associated  with   investments  in  fixed
maturities. From time to time, equity prices and interest rates fluctuate causing an effect on the Company's investment portfolio. The Company has no direct commodity risk, and its exposure to foreign exchange risk is immaterial.

The Company's market risk disclosures at March 31, 1999 have not materially changed from those identified at December 31, 1998.


"Safe Harbor" Statement

This is a "Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995. Certain statements contained herein are forward-looking statements that involve risks and uncertainties. Future actual results may materially differ from those in these statements because of many factors. For example, the Company continues to significantly reorganize Gryphon's operations, and the scope and impact of these changes cannot be determined at this time. Insurance industry price competition has made it more difficult to attract and retain adequately priced business. Changing legal and social trends can adversely impact the adequacy of loss reserves. State regulatory actions can impede the Company's ability to charge adequate rates and efficiently allocate capital. The frequency and severity of natural catastrophes are highly variable. Economic conditions and interest rate volatility can have significant impacts on the market value of fixed maturity and equity investments. The business community's state of readiness for the Year 2000, the readiness of the Company's vendors and business partners and the Company's potential underwriting exposure to Year 2000 claims are difficult to predict with any certainty. Accordingly, the Company's premium growth, underwriting and investing results have been and will continue to be potentially materially affected by these factors.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

The Exhibits to this Report are listed in the Exhibit Index.

(b) On January 29, 1999, the Company filed a report on item Form 8-K, reporting under Item 2 and Item 7 the acquisition of Gryphon Holdings, Inc. and its subsidiaries.
  The following financial statements of Gryphon Holdings, Inc. were filed as part of the Form 8-K:

         Independent Auditors' Report

         Consolidated Balance Sheets as of December 31, 1997 and 1996

         Consolidated Statements of Income for the Years Ended December 31, 1997, 1996 and 1995

         Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1997, 1996 and 1995

         Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995 Notes to Consolidated Financial Statements

         Consolidated Balance Sheets as of September 30, 1998 and December 31 1997 (Unaudited)

         Consolidated Statements of Income for the Nine Months Ended September 30, 1998 and 1997 (Unaudited)

         Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1998 and 1997 (Unaudited)

         Notes to Consolidated Financial Statements (Unaudited)

  The following Markel Corporation pro forma financial information were filed as part of the Form 8-K:

         Introduction

         Pro Forma Consolidated Balance Sheet as of September 30, 1998

         Pro Forma Consolidated Statement of Income and Comprehensive Income for the Nine Months Ended September 30, 1998

         Pro Forma Consolidated Statement of Income and Comprehensive Income for the Year Ended December 31, 1997

         Notes to Pro Forma Consolidated Financial Statements.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of April, 1999.



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

                                  Exhibit Index

Number         Description

  27           Financial Data Schedule for period ended March 31, 1999 *



* Filed electronically with the Commission's operational EDGAR system