Form 10-Q
period 1999-06-30
MARKEL CORP
filed 1999-07-29
CIK 803509

SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC 20549

                                    FORM 10-Q

[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999

                                       or

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

Yes [ X ]   No [   ]

Number of shares of the registrant's common stock outstanding at July 28, 1999:
5,593,091

                                Markel Corporation
                                    Form 10-Q

                                      Index


PART I. FINANCIAL INFORMATION                                                 Page Number
Item 1. Financial Statements

        Consolidated Balance Sheets--
        June 30, 1999 and December 31, 1998                                        3

        Consolidated Statements of Income and Comprehensive Income--
        Quarters and Six Months Ended June 30, 1999 and 1998                       4

        Consolidated Statements of Cash Flows--
        Six Months Ended June 30, 1999 and 1998                                    5

        Notes to Consolidated Financial Statements--
        June 30, 1999                                                              6

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                             10

Item 3. Quantitative and Qualitative Disclosures About Market Risk                17

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders                       18


Item 6. Exhibits and Reports on Form 8-K                                          18


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                       MARKEL CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets


                                                                                                    June 30,    December 31,
                                                                                                 -----------------------------------
                                                                                                      1999         1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                   (dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value
      Fixed maturities (cost of $1,362,218 in 1999 and $1,041,155 in 1998)                        $1,343,159   $1,070,978
      Equity securities (cost of $200,928 in 1999 and $200,004 in 1998)                              309,066      317,887
      Short-term investments (estimated fair value approximates cost)                                 81,442       92,228
------------------------------------------------------------------------------------------------------------------------------------
      Total Investments, Available-For-Sale                                                        1,733,667    1,481,093
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                                              1,248        1,527
Receivables                                                                                          105,884       68,138
Reinsurance recoverable on unpaid losses                                                             401,010      198,288
Reinsurance recoverable on paid losses                                                                40,113       21,205
Deferred policy acquisition costs                                                                     50,742       40,471
Prepaid reinsurance premiums                                                                          75,850       42,241
Property and equipment                                                                                10,058        7,981
Intangible assets                                                                                     98,992       35,298
Other assets                                                                                          67,457       25,022
------------------------------------------------------------------------------------------------------------------------------------
      Total Assets                                                                                $2,585,021   $1,921,264
------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses                                                        $1,388,010   $  933,830
Unearned premiums                                                                                    290,205      205,908
Payables to insurance companies                                                                       63,270       22,715
Long-term debt (estimated fair value of $197,416 in 1999 and $96,931 in 1998)                        198,245       93,219
Other liabilities                                                                                     81,373       90,291
Company-Obligated Mandatorily Redeemable Preferred Capital Securities of Subsidiary
      Trust Holding Solely Junior Subordinated Deferrable Interest Debentures
      of Markel Corporation (estimated fair value of $135,570 in 1999 and $144,453 in 1998)          150,000      150,000
------------------------------------------------------------------------------------------------------------------------------------
      Total Liabilities                                                                            2,171,103    1,495,963
------------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity
      Common stock                                                                                    25,572       25,415
      Retained earnings                                                                              330,445      303,878
      Accumulated other comprehensive income
           Net unrealized holding gains on fixed maturities and equity securities, net of taxes       57,901       96,008
------------------------------------------------------------------------------------------------------------------------------------
      Total Shareholders' Equity                                                                     413,918      425,301
------------------------------------------------------------------------------------------------------------------------------------

      Total Liabilities and Shareholders' Equity                                                  $2,585,021   $1,921,264
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                       MARKEL CORPORATION AND SUBSIDIARIES

           Consolidated Statements of Income and Comprehensive Income




                                                                                      Quarter Ended         Six Months Ended
                                                                                        June 30,                June 30,
                                                                               ------------------------- ---------------------------
                                                                                 1999          1998         1999         1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                                  (dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums                                                                $ 108,329    $  84,526    $ 216,736    $ 163,424
Net investment income                                                             21,659       17,158       44,310       34,728
Net realized gains from investment sales                                           1,980        6,207        9,043        9,620
Other                                                                                557          257          935          459
------------------------------------------------------------------------------------------------------------------------------------
       Total Operating Revenues                                                  132,525      108,148      271,024      208,231
------------------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
Losses and loss adjustment expenses                                               68,153       53,559      138,303      103,086
Underwriting, acquisition and insurance expenses                                  40,816       29,331       82,311       57,398
Amortization of intangible assets                                                  1,364          508        2,620        1,017
------------------------------------------------------------------------------------------------------------------------------------
       Total Operating Expenses                                                  110,333       83,398      223,234      161,501
------------------------------------------------------------------------------------------------------------------------------------
       Operating Income                                                           22,192       24,750       47,790       46,730
Interest expense                                                                   6,528        5,097       12,818       10,181
------------------------------------------------------------------------------------------------------------------------------------
       Income Before Income Taxes                                                 15,664       19,653       34,972       36,549
Income tax expense                                                                 3,759        4,717        8,393        8,772
------------------------------------------------------------------------------------------------------------------------------------
       Net Income                                                              $  11,905    $  14,936    $  26,579    $  27,777
------------------------------------------------------------------------------------------------------------------------------------

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on securities, net of taxes
       Net unrealized holding gains (losses) arising during the period         $ (14,359)   $     863    $ (32,229)   $  22,114
       Less reclassification adjustments for gains included in
           net income                                                             (1,287)      (4,035)      (5,878)      (6,253)
------------------------------------------------------------------------------------------------------------------------------------
       Total Other Comprehensive Income (Loss)                                   (15,646)      (3,172)     (38,107)      15,861
------------------------------------------------------------------------------------------------------------------------------------
       Comprehensive Income (Loss)                                             $  (3,741)   $  11,764    $ (11,528)   $  43,638
------------------------------------------------------------------------------------------------------------------------------------

NET INCOME PER SHARE
       Basic                                                                   $    2.13    $    2.71    $    4.77    $    5.05
       Diluted                                                                 $    2.10    $    2.64    $    4.72    $    4.92
------------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                       MARKEL CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                               ------------------------
                                                                                  1999         1998
-------------------------------------------------------------------------------------------------------
                                                                                (dollars in thousands)
OPERATING ACTIVITIES
Net Income                                                                     $  26,579    $  27,777
Adjustments to reconcile net income to net cash used by operating activities     (29,027)     (16,807)
-------------------------------------------------------------------------------------------------------
            Net Cash Provided By (Used By) Operating Activities                   (2,448)      10,970
-------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities                    671,107      190,464
Proceeds from maturities of fixed maturities                                      33,021       56,822
Cost of fixed maturities and equity securities purchased                        (616,462)    (292,032)
Net change in short-term investments                                              10,786       29,874
Acquisition of insurance company, net of cash acquired                          (143,557)          --
Other                                                                             (2,871)       3,298
-------------------------------------------------------------------------------------------------------
            Net Cash Used By Investing Activities                                (47,976)     (11,574)
-------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Additions to long-term debt                                                      105,000           --
Repayments of long-term debt                                                     (55,000)          --
Other                                                                                145          466
-------------------------------------------------------------------------------------------------------
            Net Cash Provided By Financing Activities                             50,145          466
-------------------------------------------------------------------------------------------------------

Decrease in cash and cash equivalents                                               (279)        (138)
Cash and cash equivalents at beginning of period                                   1,527        1,309
-------------------------------------------------------------------------------------------------------
Cash And Cash Equivalents At End Of Period                                     $   1,248    $   1,171
-------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 1999

1. Principles of Consolidation

The consolidated balance sheet as of June 30, 1999, the related consolidated statements of income and comprehensive income for the quarters and six months ended June 30, 1999 and 1998, and the consolidated statements of cash flows for the six months ended June 30, 1999 and 1998, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results of operations for the full year.

The consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's annual consolidated financial statements and notes.

2. Net Income per share

Net income per share was determined by dividing net income by the applicable shares outstanding (in thousands):

                                                         Quarter Ended     Six Months Ended
                                                           June 30,            June 30,
                                                     --------------------------------------
                                                       1999      1998      1999    1998
-------------------------------------------------------------------------------------------
Net income, as reported (Basic and diluted income)   $11,905   $14,936   $26,579   $27,777
-------------------------------------------------------------------------------------------

Average basic common shares outstanding                5,592     5,502     5,573     5,499
Dilutive potential common shares                          64       152        64       152
-------------------------------------------------------------------------------------------
   Average diluted shares outstanding                  5,656     5,654     5,637     5,651
-------------------------------------------------------------------------------------------


3. Reinsurance

The table below summarizes the effect of reinsurance on premiums written and earned (dollars in thousands):



                                          Quarter Ended June 30,
----------------------------------------------------------------------------------------
                                   1999                                1998
----------------------------------------------------------------------------------------
                         Written           Earned            Written           Earned
Direct                 $ 149,906         $ 143,549         $ 119,147         $ 104,261
Assumed                   16,456             6,832             1,760             1,712
Ceded                    (50,790)          (42,052)          (26,940)          (21,447)
----------------------------------------------------------------------------------------
   Net premiums        $ 115,572         $ 108,329         $  93,967         $  84,526
========================================================================================



                                            Six Months Ended June 30,
----------------------------------------------------------------------------------------
                                   1999                                1998
----------------------------------------------------------------------------------------
                         Written          Earned             Written           Earned

Direct                 $ 281,175         $ 286,977         $ 214,671         $ 203,200
Assumed                   19,119            10,187             2,956             3,299
Ceded                    (85,714)          (80,428)          (47,213)          (43,075)
----------------------------------------------------------------------------------------
   Net premiums        $ 214,580         $ 216,736         $ 170,414         $ 163,424
========================================================================================


Incurred losses and loss adjustment expenses are net of reinsurance recoveries of $26.1 million and $17.1 million for the quarters ended June 30, 1999 and 1998, respectively and $53.4 million and $29.9 million for the six months ended June 30, 1999 and 1998, respectively.

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

5.  Comprehensive Income

Other comprehensive income (loss) is composed of net unrealized holding gains (losses) on securities arising during the period less reclassification adjustments for gains included in net income. The related tax expense (benefit) on net unrealized gains (losses) on securities was $(7.7) million and $(17.4) million for the quarter and six months ended June 30, 1999 and $0.5 million and $11.9 million for the same periods in 1998. The related tax expense on the reclassification adjustments for gains included in net income was $0.7 million and $3.2 million for the quarter and six months ended June 30, 1999, respectively and $2.2 million and $3.4 million for the same periods in 1998.

6.  Acquisition

On January 15, 1999, the Company acquired Gryphon Holdings, Inc. and its subsidiaries (Gryphon) as the result of the completion of a public tender offer. The Company's second quarter and six month results for the period ending June 30, 1999 include Gryphon's results of operations since the date of acquisition. The acquisition was accounted for using the purchase method of accounting. Total consideration paid for Gryphon was approximately $145.7 million. The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill and is being amortized using the straight-line method over 20 years. The Company funded the transaction with available cash of approximately $95.7 million and borrowings of approximately $50 million. In addition the Company refinanced $55.0 million of Gryphon's long-term debt.

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

The Company intends to significantly restructure Gryphon's operations and expects that Gryphon's premium volume will decrease by 50% or more from preacquisition levels. The Gryphon programs that the Company intends to continue will be administered primarily by underwriting units in the Excess and Surplus Lines operating segment. Gryphon's discontinued programs are included in Other for purposes of segment reporting.

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

a)  Following is a summary of segment disclosures:


                                                  Segment Revenues
                   Quarter Ended June 30,                                    Six Months Ended June 30,
----------------------------------------------------------------------------------------------------------
                 1999           1998          (dollars in thousands)           1999           1998
----------------------------------------------------------------------------------------------------------
              $ 70,550        $ 59,480        Excess & Surplus Lines        $140,113        $113,168
                28,845          25,046        Specialty Admitted              54,342          50,256
                23,639          23,365        Investing                       53,353          44,348
                 8,934            --          Other                           22,281            --
----------------------------------------------------------------------------------------------------------
              $131,968        $107,891        Total                         $270,089        $207,772
==========================================================================================================


                                                Segment Profit (Loss)
                   Quarter Ended June 30,                                    Six Months Ended June 30,
----------------------------------------------------------------------------------------------------------
                 1999           1998          (dollars in thousands)            1999           1998
----------------------------------------------------------------------------------------------------------


              $  4,442        $  3,650        Excess & Surplus Lines        $  8,526        $  6,216
                (1,253)         (2,014)       Specialty Admitted              (2,688)         (3,276)
                23,639          23,365        Investing                       53,353          44,348
                (3,829)           --          Other                           (9,716)           --
----------------------------------------------------------------------------------------------------------
              $ 22,999        $ 25,001        Total                         $ 49,475        $ 47,288
==========================================================================================================


                                                 Combined Ratio
                   Quarter Ended June 30,                                    Six Months Ended June 30,
----------------------------------------------------------------------------------------------------------
                 1999           1998                                              1999           1998
----------------------------------------------------------------------------------------------------------

                    94%             94%       Excess & Surplus Lines              94%             95%
                   104%            108%       Specialty Admitted                 105%            107%
                    --              --        Investing                           --              --
                   143%             --        Other                              144%             --
----------------------------------------------------------------------------------------------------------
                   101%             98%       Total                              102%             98%
==========================================================================================================

                     Segment Assets (dollars in thousands)
                                              June 30,
                                    ------------------------
                                      1999          1998
------------------------------------------------------------

           Excess & Surplus Lines   $     --     $     --
           Specialty Admitted             --           --
           Investing                 1,733,667    1,450,961
           Other                       851,354      450,089
------------------------------------------------------------
            Total                   $2,585,021   $1,901,050
============================================================

b) The following summary reconciles segment profit (loss) to income before income taxes (dollars in thousands):


                                               Quarter Ended                    Six Months Ended
                                                June 30,                             June 30,
                                        ----------------------------- ------------------------------
                                          1999             1998             1999              1998
----------------------------------------------------------------------------------------------------
Income before income taxes
      Segment profit                    $ 22,999         $ 25,001         $ 49,475         $ 47,288
      Unallocated amounts
            Amortization expense          (1,364)            (508)          (2,620)          (1,017)
            Interest expense              (6,528)          (5,097)         (12,818)         (10,181)
            Other                            557              257              935              459
----------------------------------------------------------------------------------------------------
      Income Before Income Taxes        $ 15,664         $ 19,653         $ 34,972         $ 36,549
====================================================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Quarter and Six Months ended June 30, 1999 compared to Quarter and Six Months ended June 30, 1998

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

Following is a comparison of gross premium volume by significant underwriting area:



                                                            Gross Premium Volume
                         Quarter Ended June 30,                                                          Six Months Ended June 30,
------------------------------------------------------------------------------------------------------------------------------------
                        1999              1998             (dollars in thousands)                        1999                 1998
------------------------------------------------------------------------------------------------------------------------------------
                    $  37,049           $  34,607        Excess and Surplus Lines                     $  63,942           $  59,560
                       35,557              32,459        Professional/Products Liability                 69,095              63,215
                       19,904              17,227        Brokered Excess and Surplus Lines               35,196              31,865
                       19,016                  --        Gryphon Continuing Programs                     35,997                  --
                       17,464              20,974        Specialty Program Insurance                     34,449              39,285
                       24,692              13,987        Specialty Personal and Commercial Lines         31,020              21,794
                       12,438                  --        Gryphon Discontinued Programs                   29,886                  --
                          241                 903        Other                                              809               1,798
------------------------------------------------------------------------------------------------------------------------------------
                    $ 166,361           $ 120,157        Total                                        $ 300,394           $ 217,517
====================================================================================================================================


Gross premium volume was $166.4 million for the second quarter and $300.4 million for the six month period in 1999 compared to $120.2 million and $217.5 million, respectively, for the same periods last year. The growth was primarily the result of the Gryphon acquisition which added $31.5 million and $65.9 million to the Company's gross premium volume in the second quarter and six month period of 1999. As the Company re-underwrites the Gryphon programs, the Gryphon business is expected to decline significantly. The Company's core books of business, excluding the effect of Gryphon, increased 12% in the second quarter and 8% in the first six months of 1999. The Company has maintained its underwriting standards at the expense of premium growth.

Excess and Surplus Lines second quarter gross premium volume was $37.0 million compared to $34.6 million in 1998. For the six month period, gross premium volume was $63.9 million compared to $59.6 million last year. The growth in both periods was due to increased production in the casualty and inland marine programs.

Second quarter gross premium volume from Professional/Products Liability was $35.6 million compared to $32.5 million a year ago. For the six month period, gross premium volume advanced to $69.1 million from $63.2 million in 1998. For both the quarter and six month periods, growth in the employment practices liability and specified professions programs was partially offset by lower production from other lines, including the medical malpractice program.

Premiums from Brokered Excess and Surplus Lines totaled $19.9 million in the second quarter of 1999 compared to $17.2 million in 1998. For the six month period, gross premium volume grew to $35.2 million from $31.9 million last year. The increase in both periods was primarily due to higher gross premium volume in the unit's property and excess and umbrella programs.

Gross premium volume for the Gryphon programs that the Company expects to continue was $19.0 million in the second quarter of 1999 and $36.0 million for the six month period. For the six month period of 1999, continuing program gross premium volume consisted of $23.4 million of earthquake exposed California property business which will become part of the Excess and Surplus Lines unit's special property program, $6.5 million of professional liability business which will become part of the Professional/Products Liability unit and $6.1 million of casualty programs, most of which will be administered by the Brokered Excess and Surplus Lines underwriting unit.

Specialty Program Insurance premiums declined to $17.5 million for the second quarter and $34.4 million for the six month period in 1999 from $21.0 million and $39.3 million, respectively, in 1998. Increased competition in the youth and recreation program was partially offset by continued growth in the surety program.

Specialty Personal and Commercial Lines premiums rose to $24.7 million in the second quarter and $31.0 million in the six month period of 1999 from $14.0 million and $21.8 million, respectively, in 1998. The 1999 increase was primarily due to the acquisition of a yacht program, including $7.3 million of unearned premium at the date of acquisition, which added $13.5 million in gross premium to the second quarter. The yacht program is expected to generate approximately $15 million of gross premium volume in 1999.

Gross premium volume for the discontinued Gryphon programs was $12.4 million in the second quarter and $29.9 million for the six month period in 1999. The Company reviewed all of Gryphon's programs at the time of acquisition and determined that certain programs were unprofitable and presented little opportunity to generate future underwriting profits. The Company has discontinued these programs and is working with the affected agents and brokers to locate new markets for these risks.

Other gross premiums totaled $0.2 million in the second quarter of 1999 compared to $0.9 million in the prior year. For the six month period in 1999, other gross premiums totaled $0.8 million compared to $1.8 million a year ago. Other gross premium volume primarily consisted of facultative reinsurance placed by the Professional/Products Liability unit.

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

The Company enters into reinsurance agreements in order to reduce its liability on individual risks and enable it to underwrite policies with higher limits. The Company's net retention of gross premium volume decreased to 70% in the second quarter of 1999 and 71% in the six month period compared to 78% for both periods in the prior year. The decrease was due to low retentions on Gryphon's California property program.

Total operating revenues for the second quarter of 1999 rose to $132.5 million from $108.1 million in the prior year. For the six month period, operating revenues rose to $271.0 million from $208.2 million in 1998.


                                                               Earned Premiums
                         Quarter Ended June 30,                                                          Six Months Ended June 30,
------------------------------------------------------------------------------------------------------------------------------------
                       1999                 1998               (dollars in thousands)                    1999                1998
------------------------------------------------------------------------------------------------------------------------------------
                   $   21,785            $ 22,974        Excess and Surplus Lines                    $   42,584          $   43,632
                       28,938              26,171        Professional/Products Liability                 56,346              50,573
                       11,139              10,334        Brokered Excess and Surplus Lines               21,289              18,955
                        8,685                  --        Gryphon Continuing Programs                     19,893                  --
                       16,269              15,785        Specialty Program Insurance                     32,335              30,577
                       12,578               9,261        Specialty Personal and Commercial Lines         22,007              19,679
                        8,935                  --        Gryphon Discontinued Programs                   22,282                  --
                           --                   1        Other                                               --                   8
------------------------------------------------------------------------------------------------------------------------------------
                    $ 108,329            $ 84,526        Total                                        $ 216,736           $ 163,424
====================================================================================================================================



Second quarter earned premiums were $108.3 million compared to $84.5 million in 1998. Six month earned premiums were $216.7 million compared to $163.4 million a year ago. The growth in the second quarter was the result of $17.6 million of earned premiums for Gryphon and $6.2 million of growth from existing operations. For the six month period, the growth resulted from $42.2 million of Gryphon earned premiums and $11.1 million of growth from existing operations.

Second quarter net investment income increased 26% to $21.7 million from $17.2 million in 1998. For the six month period, net investment income rose 28% to $44.3 million from $34.7 million last year. The increases were the result of the Gryphon acquisition which added $5.4 million and $10.2 million to net investment income for the second quarter and six month period in 1999, respectively.

In the second quarter, the Company realized $2.0 million of investment gains compared to $6.2 million of gains in 1998. For the six month period, realized investment gains were $9.0 million compared to gains of $9.6 million for the same period last year. Variability in the timing of realized and unrealized investment gains and losses is to be expected.

Total operating expenses for the second quarter were $110.3 million compared to $83.4 million in 1998. Total operating expenses for the six month period were $223.2 million compared to $161.5 million a year ago. The increases resulted primarily from the Gryphon acquisition.

Following is a comparison of selected data from the Company's operations (dollars in thousands):


                                                              Quarter Ended                        Six Months Ended
                                                               June 30,                                 June 30,
                                                       -----------------------------         -----------------------------
                                                         1999             1998                  1999              1998
--------------------------------------------------------------------------------------------------------------------------
Gross premium volume                                    $ 166,361          $ 120,157         $ 300,394          $ 217,517
Net premiums written                                    $ 115,572          $  93,967         $ 214,580          $ 170,414
Net retention                                                  70%                78%               71%                78%
Earned premiums                                         $ 108,329          $  84,526         $ 216,736          $ 163,424
Losses and loss adjustment expenses                     $  68,153          $  53,559         $ 138,303          $ 103,086
Underwriting, acquisition and insurance expenses        $  40,816          $  29,331         $  82,311          $  57,398
Underwriting profit (loss)                              $    (640)         $   1,636         $  (3,878)         $   2,940

GAAP ratios
Loss ratio                                                     63%                63%               64%                63%
Expense ratio                                                  38%                35%               38%                35%
--------------------------------------------------------------------------------------------------------------------------
Combined ratio                                                101%                98%              102%                98%
--------------------------------------------------------------------------------------------------------------------------


Underwriting performance is measured by the combined ratio of losses and expenses to earned premiums. For the second quarter and six month period, the Company reported a combined ratio of 101% and 102% compared to a combined ratio of 98% in both periods in 1998. The underwriting losses in 1999 were the result of Gryphon's combined ratio of 128% and 124% for the second quarter and six month period, respectively. Excluding Gryphon, the Company's 1999 combined ratio was 95% and 96% for the quarter and six month period, respectively.

The second quarter and six month period loss ratio was 63% and 64%, respectively, compared to 63% for both periods of 1998. For the six month period, favorable loss development in the Excess & Surplus Lines operating segment was more than offset by the higher loss ratio on Gryphon's discontinued lines of business. The second quarter and six month period expense ratio was 38% compared to 35% for both periods in 1998. The increase was due to Gryphon's higher expense ratio. The Company is working agressively to reduce Gryphon's expense ratio by leveraging corporate services and reducing costs to those necessary to run Gryphon's operations on a smaller scale.

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

The combined ratio for the Excess and Surplus Lines segment was 94% in the second quarter of 1999 and 1998. For the six month period, the Excess and Surplus Lines combined ratio decreased to 94% from 95% in 1998. The decrease in the 1999 six month combined ratio was due to continued favorable loss development, partially offset by higher acquisition costs. The combined ratio for the Specialty Admitted segment decreased to 104% in the second quarter of 1999 from 108% in 1998. For the six month period, the Specialty Admitted combined ratio decreased to 105% from 107% in 1998. The decrease in both periods was the result of lower acquisition costs.

Amortization of intangible assets was $1.4 million in the second quarter of 1999 compared to $0.5 million last year. For the six month period, amortization of intangible assets was $2.6 million compared to $1.0 million in 1998. The increase in both periods was primarily the result of goodwill from the Gryphon acquisition which is being amortized over 20 years.

Interest expense was $6.5 million in the second quarter of 1999 compared to $5.1 million in 1998. Interest expense was $12.8 million for the six month period in 1999 compared to $10.2 million last year. In January 1999, the Company borrowed $105 million under its $250 million revolving credit facility to complete the acquisition of Gryphon. During July 1999, the Company repaid $20 million of the $105 million of borrowings used to fund the purchase of Gryphon.

The Company's effective tax rate for the both periods of 1999 and 1998 was 24% of income before income taxes.

In evaluating its operating performance, the Company focuses on core underwriting and investing results before consideration of realized gains or losses from the sales of investments and expenses related to the amortization of intangible assets. Management believes this is a better indicator of the Company's operating performance because it reduces the variability in results associated with realized investment gains or losses and eliminates the impact of accounting conventions which do not reflect current operating costs. For the second quarter of 1999, income from core underwriting and investing operations increased to $11.9 million, or $2.10 per diluted share, from $11.3 million, or $2.01 per diluted share, in 1998. For the six month period, income from core underwriting and investing operations increased to $23.2 million, or $4.11 per diluted share, from $22.4 million, or $3.96 per diluted share, in 1998. The increase was due to higher net investment income, partially offset by underwriting losses.

Second quarter 1999 net income decreased to $11.9 million from $14.9 million in 1998. For the six month period of 1999, net income was $26.6 million compared to $27.8 million last year. The decrease was due to underwriting losses and lower realized gains in 1999, partially offset by higher net investment income. Comprehensive income for the second quarter of 1999 was a loss of $3.7 million, or $0.66 per diluted share, compared to comprehensive income of $11.8 million, or $2.08 per diluted share, in 1998. The decrease was the result of the net decrease in unrealized gains of $2.76 per diluted share in 1999 compared to the net decrease in unrealized gains of $0.56 per diluted share in 1998. For the six month period, comprehensive income was a loss of $11.5 million, or $2.05 per diluted share, compared to comprehensive income of $43.6 million, or $7.72 per diluted share, last year. The decrease was the result of the net decrease in unrealized gains of $6.77 per diluted share in 1999 compared to the net increase in unrealized gains of $2.80 per diluted share in 1998.

Financial Condition as of June 30, 1999

The Company's insurance operations collect premiums and pay current claims, reinsurance commissions and operating expenses. Premiums collected and positive cash flows from the insurance operations are invested primarily in short-term investments and long-term bonds. Short-term investments held by the Company's insurance subsidiaries provide liquidity for projected claims, reinsurance costs and operating expenses. To the extent that operating cash flows are negative during any period of time, a portion of the Company's investment portfolio may be liquidated to meet operating needs.

On January 15, 1999, the Company acquired Gryphon Holdings, Inc. and its subsidiaries as the result of the completion of a public tender offer. The Company's results for the second quarter and six month period ended June 30, 1999 include Gryphon's results of operations since the date of acquisition. The acquisition was accounted for using the purchase method of accounting. Total consideration paid for Gryphon was approximately $145.7 million. The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill and is being amortized using the straight-line method over 20 years. The Company funded the transaction with available cash of approximately $95.7 million and borrowings of approximately $50.0 million. In addition the Company refinanced $55.0 million of Gryphon's long-term debt.

The Company's invested assets increased to $1.7 billion at June 30, 1999 from $1.5 billion at December 31, 1998. The increase was primarily the result of the Gryphon acquisition. The Company's unpaid losses and loss adjustment expenses reserves and paid and unpaid reinsurance recoverables increased to $1.4 billion and $441.1 million at June 30, 1999 from $933.8 million and $219.5 million, respectively, at December 31, 1998. The increases were the result of the purchase of Gryphon and Gryphon's historically higher dependence on reinsurance.

For the six month period ended June 30, 1999, the Company reported net cash used by operating activities of $2.4 million, compared to net cash provided by operating activities of $11.0 million for the same period in 1998. The decrease in 1999 was the result of Gryphon's use of $20.2 million of operating cash for the first six months of 1999. The Company continues to reunderwrite and discontinue various Gryphon programs. As a result, Gryphon's operations are expected to generate negative operating cash flows throughout 1999 which will partially offset the operating cash flow generated by the Company's core underwriting units.

For the six month period ended June 30, 1999, the Company reported net cash used by investing activities of $48.0 million compared to $11.6 million in 1998. The difference was primarily the result of the Gryphon acquisition.

As of June 30, 1999 and December 31, 1998, the unused balances available under the Company's $250 million revolving credit facility totaled $145 million and $250 million, respectively. Funds are available under the facility for general corporate purposes. During July 1999, the Company repaid $20 million of the $105 million of borrowings used to fund the purchase of Gryphon. In addition the Company has entered into an agreement to sell an unneeded Gryphon insurance subsidiary as a shell for approximately $20 million. The transaction is expected to close during the third quarter of 1999.

Shareholders' equity at June 30, 1999 was $413.9 million compared to $425.3 million at December 31, 1998. Book value per share was $74.02 at June 30, 1999 compared to $77.02 at December 31, 1998. The decrease in the six month period of 1999 was the result of the net decrease in unrealized gains of $38.1 million partially offset by net income of $26.6 million.

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

The Company has been in contact with its material business partners to determine their state of readiness with regard to the Year 2000 issue and the potential impact on the Company. The Company has identified the following general categories of business partners as material to the Company's ability to conduct its operations: software, hardware and telecommunication providers, banks and investment brokers, material holdings in the Company's investment portfolio, insurance producers, reinsurers and reinsurance intermediaries, major insurance clients and utilities. Where the Company has determined that the relationship with a business partner is material to its ability to conduct normal operations, the Company has sent letters to the business partner requesting an update on the status of the business partner's Year 2000 initiative. Where deemed necessary, the Company is following up with the business partner to obtain further information. Based on the assurances of these business partners and the Company's internal reviews of information provided, the Company has not currently identified a material business partner that will be non-compliant. However, there can be no assurances that all material business partners will be compliant, and such noncompliance could have a material effect on the Company's financial position and results of operations. The Company expects to complete its review of material business partners by October 31, 1999.

The Company has conducted a comprehensive review of its underwriting guidelines and has made the decision to exclude Year 2000 exposures from most insurance policies. The Company began adding exclusions to policies in early 1998. Additionally it is the Company's position that Year 2000 exposures are not fortuitous losses and thus are not covered under insurance policies even without specific exclusions. For these reasons, the Company believes that its exposure to Year 2000 claims will not be material. However, as was the case with environmental exposures, changing social and legal trends may create unintended coverage for exposures by reinterpreting insurance contracts and exclusions. It is impossible to predict what, if any, exposure insurance companies may ultimately have for Year 2000 claims whether coverage for the issue is specifically excluded or included.

The cost of the Company's Year 2000 project is estimated to be $1.0 million. Approximately $0.5 million of this amount was incurred as of December 31, 1998. The remainder of the estimated cost of the project is expected to be incurred throughout 1999. All costs of the Year 2000 project have been expensed as incurred.

As all of its material IT systems were deemed Year 2000 compliant at December 31, 1998, the Company has not established a contingency plan for noncompliance of its IT systems. At this time, the Company is not aware of any material business partners that will not be Year 2000 compliant. If the Company becomes aware of non-compliant business partners, one option will be to evaluate using other vendors. In many instances the establishment of a contingency plan is not possible or is cost prohibitive. In these situations, noncompliance by the Company or its material business partners could have a material adverse impact on the Company's financial position and results of operations.

Subsequent to the Company's acquisition of Gryphon in January 1999, the Company began an assessment of Gryphon's material IT systems for Year 2000 compliance. The Company has converted Gryphon's continuing business to the Company's Year 2000 compliant systems.

Quantitative and Qualitative Disclosures About Market Risk

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

The Company's market risk disclosures at June 30, 1999 have not materially changed from those identified at December 31, 1998.

"Safe Harbor" Statement

This is a "Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995. Certain statements contained herein are forward-looking statements that involve risks and uncertainties. Future actual results may materially differ from those in these statements because of many factors. For example, the Company continues to significantly reorganize Gryphon's operations, and the scope and impact of these changes cannot be fully determined at this time. Insurance industry price competition has made it more difficult to attract and retain adequately priced business. Changing legal and social trends can adversely impact the adequacy of loss reserves. State regulatory actions can impede the Company's ability to charge adequate rates and efficiently allocate capital. The frequency and severity of natural catastrophes are highly variable. Economic conditions and interest rate volatility can have significant impacts on the market value of fixed maturity and equity investments. The business community's state of readiness for the Year 2000, the readiness of the Company's vendors and business partners and the Company's potential underwriting exposure to Year 2000 claims are difficult to predict with any certainty. Accordingly, the Company's premium growth, underwriting and investing results have been and will continue to be potentially materially affected by these factors.

PART II. OTHER INFORMATION

Item 4. Submissions of Matters to a Vote of Security Holders

The Corporation's Annual Meeting was held on May 13, 1999, in Richmond, Virginia. At the Annual Meeting, shareholders elected directors for the ensuing year and ratified the selection by the Board of Directors of KPMG LLP as the Company's independent auditors for the year ending December 31, 1999. The results of the meeting were as follows:



Election of Directors                                  For                       Withheld
---------------------                                  ---                       --------

Alan I. Kirshner                                       4,736,103                 22,836
Anthony F. Markel                                      4,736,485                 22,454
Steven A. Markel                                       4,736,910                 22,029
Darrell D. Martin                                      4,734,803                 24,136
Thomas S. Gayner                                       4,735,074                 23,865
Leslie A. Grandis                                      4,736,485                 22,454
Stewart M. Kasen                                       4,738,457                 20,482
Gary L. Markel                                         4,735,145                 23,794


Ratification of Selection of Auditors:
                                                         Abstentions and Brokers
              For                   Against                     Non-Votes
              ---                   -------                     ---------
           4,744,955                 9,869                        4,115


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

The Exhibits to this Report are listed in the Exhibit Index.

(b) No reports on Form 8-K were filed during the quarter ended June 30, 1999

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of July, 1999.


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

                                  Exhibit Index

Number                  Description

  27                    Financial Data Schedule for period ended June 30, 1999 *



* Filed electronically with the Commission