Form 10-Q
period 1999-09-30
MARKEL CORP
filed 1999-11-01
CIK 803509

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999

or

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

Yes [ X ]   No [   ]

Number of shares of the registrant's common stock outstanding at October 28, 1999: 5,598,056

                               Markel Corporation
                                    Form 10-Q

                                      Index

PART I. FINANCIAL INFORMATION                                                          Page Number

Item 1. Financial Statements

         Consolidated Balance Sheets--
         September 30, 1999 and December 31, 1998                                            3

         Consolidated Statements of Income and Comprehensive Income--
         Quarters and Nine Months Ended September 30, 1999 and 1998                          4

         Consolidated Statements of Cash Flows--
         Nine Months Ended September 30, 1999 and 1998                                       5

         Notes to Consolidated Financial Statements--                                        6
         September 30, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of          10
Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk                          17

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                                    19

 PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                        MARKEL CORPORATION AND SUBSIDIARIES

                                            Consolidated Balance Sheets

                                                                                                     September 30,      December 31,
                                                                                                     -------------      ------------
                                                                                                          1999            1998
------------------------------------------------------------------------------------------------------------------------------
                                                                                                         (DOLLARS IN THOUSANDS)
ASSETS
Investments, available-for-sale, at estimated fair value
     Fixed maturities (cost of $1,316,895 in 1999 and $1,041,155 in 1998)                             $ 1,285,686    $ 1,070,978
     Equity securities (cost of $217,643 in 1999 and $200,004 in 1998)                                    281,409        317,887
     Short-term investments (estimated fair value approximates cost)                                       85,391         92,228
--------------------------------------------------------------------------------------------------------------------------------
     Total Investments, Available-For-Sale                                                              1,652,486      1,481,093
--------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                                                   1,476          1,527
Receivables                                                                                               102,699         68,138
Reinsurance recoverable on unpaid losses                                                                  400,037        198,288
Reinsurance recoverable on paid losses                                                                     38,697         21,205
Deferred policy acquisition costs                                                                          50,859         40,471
Prepaid reinsurance premiums                                                                               72,636         42,241
Property and equipment                                                                                      9,667          7,981
Intangible assets                                                                                          93,529         35,298
Other assets                                                                                               85,250         25,022
--------------------------------------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                                                     $ 2,507,336    $ 1,921,264
================================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses                                                            $ 1,376,745   $    933,830
Unearned premiums                                                                                         288,164        205,908
Payables to insurance companies                                                                            67,396         22,715
Long-term debt (estimated fair value of $156,852 in 1999 and $96,931 in 1998)                             158,258         93,219
Other liabilities                                                                                          80,790         90,291
Company-Obligated Mandatorily Redeemable Preferred Capital Securities of Subsidiary
     Trust Holding Solely Junior Subordinated Deferrable Interest Debentures
     of Markel Corporation (estimated fair value of $124,500 in 1999 and $144,453 in 1998)                150,000        150,000
--------------------------------------------------------------------------------------------------------------------------------
     Total Liabilities                                                                                  2,121,353      1,495,963
--------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity
     Common stock                                                                                          25,593         25,415
     Retained earnings                                                                                    339,229        303,878
     Accumulated other comprehensive income
          Net unrealized holding gains on fixed maturities and equity securities, net of taxes             21,161         96,008
--------------------------------------------------------------------------------------------------------------------------------
     Total Shareholders' Equity                                                                           385,983        425,301
--------------------------------------------------------------------------------------------------------------------------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                       $ 2,507,336    $ 1,921,264
================================================================================================================================

See accompanying notes to consolidated financial statements.

                                        MARKEL CORPORATION AND SUBSIDIARIES

                            Consolidated Statements of Income and Comprehensive Income

                                                                            Quarter Ended                Nine Months Ended
                                                                            September 30,                   September 30,
                                                                            -------------                   -------------
                                                                       1999             1998             1999             1998
------------------------------------------------------------------------------------------------------------------------------
                                                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING REVENUES
Earned premiums                                                    $  110,311          $ 84,665        $ 327,047         $ 248,089
Net investment income                                                  21,943            18,409           66,253            53,137
Net realized gains from investment sales                                  254             1,814            9,297            11,434
Other                                                                     491               206            1,426               665
----------------------------------------------------------------------------------------------------------------------------------
   Total Operating Revenues                                           132,999           105,094          404,023           313,325
----------------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
Losses and loss adjustment expenses                                    72,444            54,207          210,747           157,293
Underwriting, acquisition and insurance expenses                       41,152            29,356          123,463            86,754
Amortization of intangible assets                                       1,564               508            4,184             1,525
----------------------------------------------------------------------------------------------------------------------------------
   Total Operating Expenses                                           115,160            84,071          338,394           245,572
----------------------------------------------------------------------------------------------------------------------------------
   Operating Income                                                    17,839            21,023           65,629            67,753
Interest expense                                                        6,280             5,109           19,098            15,290
----------------------------------------------------------------------------------------------------------------------------------
   Income Before Income Taxes                                          11,559            15,914           46,531            52,463
Income tax expense                                                      2,775             3,819           11,168            12,591
----------------------------------------------------------------------------------------------------------------------------------
   NET INCOME                                                      $    8,784          $ 12,095        $  35,363          $ 39,872
==================================================================================================================================

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on securities, net of taxes
   Net unrealized holding gains (losses) arising during the period  $ (36,575)        $ (7,765)       $ (68,804)          $ 14,349
   Less reclassification adjustments for gains included in
     net income                                                          (165)          (1,179)          (6,043)            (7,432)
-----------------------------------------------------------------------------------------------------------------------------------
   Total Other Comprehensive Income (Loss)                            (36,740)          (8,944)         (74,847)             6,917
----------------------------------------------------------------------------------------------------------------------------------
   COMPREHENSIVE INCOME (LOSS)                                     $  (27,956)        $  3,151        $ (39,484)          $ 46,789
==================================================================================================================================

NET INCOME PER SHARE
   Basic                                                            $   1.57          $   2.20         $   6.34           $   7.25
   Diluted                                                          $   1.55          $   2.14         $   6.27           $   7.07
==================================================================================================================================

See accompanying notes to consolidated financial statements.

                       MARKEL CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows


                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                            -------------
                                                                                        1999             1998
---------------------------------------------------------------------------------------------------------------
                                                                                        (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Net Income                                                                         $    35,363          $ 39,872
Adjustments to reconcile net income to net cash provided by operating activities       (22,494)           (1,073)
----------------------------------------------------------------------------------------------------------------
           Net Cash Provided By Operating Activities                                    12,869            38,799
----------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities                          795,684           320,942
Proceeds from maturities of fixed maturities                                            38,443            84,594
Cost of fixed maturities and equity securities purchased                              (718,869)         (469,677)
Net change in short-term investments                                                     6,837            26,145
Acquisition of insurance company, net of cash acquired                                (143,557)               --
Other                                                                                     (749)           (1,298)
-----------------------------------------------------------------------------------------------------------------
           Net Cash Used By Investing Activities                                       (22,211)          (39,294)
-----------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Additions to long-term debt                                                            105,000                --
Repayments of long-term debt                                                           (95,000)               --
Other                                                                                     (709)              553
----------------------------------------------------------------------------------------------------------------
           Net Cash Provided By Financing Activities                                     9,291               553
----------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                                           (51)               58
Cash and cash equivalents at beginning of period                                         1,527             1,309
----------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $     1,476        $    1,367
================================================================================================================

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - September 30, 1999

1. Principles of Consolidation

The consolidated balance sheet as of September 30, 1999, the related consolidated statements of income and comprehensive income for the quarters and nine months ended September 30, 1999 and 1998, and the consolidated statements of cash flows for the nine months ended September 30, 1999 and 1998, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results of operations for the full year.

The consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's annual consolidated financial statements and notes.

2. Net Income Per Share

Net income per share was determined by dividing net income by the applicable shares outstanding (in thousands):

                                                             Quarter Ended            Nine Months Ended
                                                              September 30,             September 30,
                                                              -------------             -------------

                                                           1999         1998          1999          1998
--------------------------------------------------------------------------------------------------------
Net income, as reported (basic and diluted income)       $ 8,784      $ 12,095     $ 35,363       $ 39,872
==========================================================================================================

Average basic common shares outstanding                    5,594         5,509        5,580          5,503
Dilutive potential common shares                              60           140           60            140
----------------------------------------------------------------------------------------------------------
     Average diluted shares outstanding                    5,654         5,649        5,640          5,643
==========================================================================================================

3. Reinsurance

The table below summarizes the effect of reinsurance on premiums written and earned (dollars in thousands):
                                                                                       Quarter Ended September 30,
-----------------------------------------------------------------------------------------------------------------------------------
                                                                               1999                               1998
-----------------------------------------------------------------------------------------------------------------------------------
                                                                     Written            Earned          Written            Earned
Direct                                                              $ 145,591         $ 137,769        $ 116,707         $ 105,504
Assumed                                                                 4,469             7,705              948               947
Ceded                                                                 (38,588)          (35,163)         (23,958)          (21,786)
-----------------------------------------------------------------------------------------------------------------------------------
     Net premiums                                                  $  111,472         $ 110,311        $  93,697         $  84,665
==================================================================================================================================
                                                                                       Nine Months Ended September 30,
-----------------------------------------------------------------------------------------------------------------------------------
                                                                               1999                               1998
-----------------------------------------------------------------------------------------------------------------------------------
                                                                     Written            Earned          Written            Earned
Direct                                                              $ 426,766         $ 424,746        $ 331,378         $ 308,704
Assumed                                                                23,588            17,892            3,904             4,246
Ceded                                                                (124,302)         (115,591)         (71,171)          (64,861)
-----------------------------------------------------------------------------------------------------------------------------------
     Net premiums                                                  $  326,052         $ 327,047        $ 264,111         $ 248,089
==================================================================================================================================

Incurred losses and loss adjustment expenses are net of reinsurance recoveries of $34.6 million and $12.7 million for the quarters ended September 30, 1999 and 1998, respectively and $88.0 million and $42.6 million for the nine months ended September 30, 1999 and 1998, respectively.

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

5.  Comprehensive Income

Other comprehensive income (loss) is composed of net unrealized holding gains (losses) on securities arising during the period less reclassification adjustments for gains included in net income. The related tax expense (benefit) on net unrealized holding gains (losses) on securities was $(19.7) million and $(37.0) million for the quarter and nine months ended September 30, 1999 and $(4.2) million and $7.7 million for the same periods in 1998. The related tax expense on the reclassification adjustments for gains included in net income was $0.1 million and $3.3 million for the quarter and nine months ended September 30, 1999, respectively and $0.6 million and $4.0 million for the same periods in 1998.

6.  Acquisition

On January 15, 1999, the Company acquired Gryphon Holdings, Inc. and its subsidiaries (Gryphon) as the result of the completion of a public tender offer. The Company's third quarter and nine month results for the period ending September 30, 1999 include Gryphon's results of operations since the date of acquisition. The acquisition was accounted for using the purchase method of accounting. Total consideration paid for Gryphon was approximately $145.7 million. The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill and is being amortized using the straight-line method over 20 years. The Company funded the transaction with available cash of approximately $95.7 million and borrowings of approximately $50 million. In addition the Company refinanced $55.0 million of Gryphon's long-term debt.

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

The Company has significantly restructured Gryphon's operations and Gryphon's premium volume has decreased by more than 50% from preacquisition levels. The Gryphon programs that the Company continues will be administered by underwriting units in the Excess and Surplus Lines operating segment. Gryphon's discontinued programs are included in Other for purposes of segment reporting.

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

a)  Following is a summary of segment disclosures:

                                               Segment Revenues
        Quarter Ended September 30,                                       Nine Months Ended September 30,
---------------------------------------------------------------------------------------------------------
       1999              1998               (DOLLARS IN THOUSANDS)               1999             1998
------------------------------------------------------------------------------------------------------
   $  72,343         $ 57,810       Excess & Surplus Lines                   $ 210,593         $ 170,978
      30,540           26,855       Specialty Admitted                          84,882            77,111
      22,197           20,223       Investing                                   75,550            64,571
       7,428               --       Other                                       31,572                --
--------------------------------------------------------------------------------------------------------
   $ 132,508        $ 104,888       Total                                    $ 402,597         $ 312,660
========================================================================================================
                                               Segment Profit (Loss)
        Quarter Ended September 30,                                       Nine Months Ended September 30,
---------------------------------------------------------------------------------------------------------
       1999              1998               (DOLLARS IN THOUSANDS)               1999             1998
------------------------------------------------------------------------------------------------------
    $  3,173         $  2,278       Excess & Surplus Lines                    $ 12,666          $  8,469
      (2,672)          (1,176)      Specialty Admitted                          (5,385)           (4,427)
      22,197           20,223       Investing                                   75,550            64,571
      (3,786)              --       Other                                      (14,444)               --
--------------------------------------------------------------------------------------------------------
    $ 18,912         $ 21,325       Total                                     $ 68,387          $ 68,613
========================================================================================================
                                               Combined Ratio
             Quarter Ended September 30,                                  Nine Months Ended September 30,
---------------------------------------------------------------------------------------------------------
       1999              1998                                                      1999             1998
--------------------------------------------------------------------------------------------------------
         96%              96%      Excess & Surplus Lines                           94%               95%
        109%             104%      Specialty Admitted                              106%              106%
         --               --       Investing                                        --                --
        151%              --       Other                                           146%               --
--------------------------------------------------------------------------------------------------------
        103%              99%      Total                                           102%               98%
=========================================================================================================

                           Segment Assets (dollars in thousands)
                                                         September 30,
                                                 ---------------------------
                                                     1999             1998
-----------------------------------------------------------------------------
       Excess & Surplus Lines                   $        --       $        --
       Specialty Admitted                                --                --
       Investing                                  1,652,486         1,462,860
       Other                                        854,850           446,540
-----------------------------------------------------------------------------
        Total                                   $ 2,507,336       $ 1,909,400
==============================================================================

b) The following summary reconciles segment profit to income before income taxes (dollars in thousands):

                                                                           Quarter Ended                    Nine Months Ended
                                                                           September 30,                      September 30,
                                                                       ---------------------              ----------------------
                                                                       1999             1998              1999             1998
---------------------------------------------------------------------------------------------------------------------------------
Income before income taxes
     Segment profit                                                  $ 18,912          $ 21,325         $ 68,387          $ 68,613
     Unallocated amounts
           Amortization expense                                        (1,564)             (508)          (4,184)           (1,525)
           Interest expense                                            (6,280)           (5,109)         (19,098)          (15,290)
           Other                                                          491               206            1,426               665
----------------------------------------------------------------------------------------------------------------------------------
     Income Before Income Taxes                                      $ 11,559          $ 15,914         $ 46,531          $ 52,463
==================================================================================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
Quarter and Nine Months ended September 30, 1999 compared to Quarter and Nine Months ended September 30, 1998

The Company underwrites specialty insurance products and programs for niche markets. Significant areas of underwriting include Excess and Surplus Lines, Professional/Products Liability, Brokered Excess and Surplus Lines, Specialty Programs and Specialty Personal and Commercial Lines. Property and casualty insurance for nonstandard and hard-to-place risks is underwritten by the Excess and Surplus Lines unit. Professional liability coverage is offered to physicians and health professionals, insurance companies, attorneys and architects and engineers. Special risk programs provide products liability insurance for manufacturers and distributors and tailored coverages for other unique exposures. In addition, employment practices liability coverage is offered. The Brokered Excess and Surplus Lines unit writes hard-to-place, large general liability, commercial umbrella, products liability and property accounts. Gryphon's continuing lines of business consist of an earthquake exposed California property program, professional liability programs and several specialty casualty programs. Specialty Program Insurance includes coverage for camps, youth and recreation, child care, health and fitness and agribusiness organizations, as well as accident and medical insurance for colleges. The Company also underwrites personal and commercial property and liability coverages for watercraft and motorcycles.

Following is a comparison of gross premium volume by significant underwriting area:

                                          Gross Premium Volume
      Quarter Ended September 30,                                                 Nine Months Ended September 30,
-----------------------------------------------------------------------------------------------------------------
      1999              1998               (DOLLARS IN THOUSANDS)                        1999             1998
--------------------------------------------------------------------------------------------------------------
    $  34,409        $  30,312       Excess and Surplus Lines                         $ 98,351         $  89,872
       34,059           29,771       Professional/Products Liability                   103,154            92,986
       19,665           18,558       Brokered Excess and Surplus Lines                  54,861            50,423
       20,144               --       Gryphon Continuing Programs                        54,459                --
       27,600           26,816       Specialty Program Insurance                        62,049            66,101
       11,776           12,124       Specialty Personal and Commercial Lines            42,796            33,918
        2,785               --       Gryphon Discontinued Programs                      34,353                --
          360              680       Other                                               1,169             2,478
----------------------------------------------------------------------------------------------------------------
    $ 150,798        $ 118,261       Total                                           $ 451,192         $ 335,778
================================================================================================================

Gross premium volume was $150.8 million for the third quarter and $451.2 million for the nine month period in 1999 compared to $118.3 million and $335.8 million, respectively, for the same periods last year. The growth was primarily the result of the Gryphon acquisition which added $22.9 million and $88.8 million to the Company's gross premium volume in the third quarter and nine month period of 1999. As the Company re-underwrites the Gryphon programs, the Gryphon business is expected to decline significantly. The Company's core books of business, excluding the effect of Gryphon, increased 8% in both the third quarter and first nine months of 1999.

Excess and Surplus Lines third quarter gross premium volume increased 14% to $34.4 million from $30.3 million in 1998. For the nine month period, gross premium volume rose 9% to $98.4 million from $89.9 million last year. The growth in both periods was due to increased production in the casualty, inland marine and Essex special property programs.

Third quarter gross premium volume from Professional/Products Liability rose 14% to $34.1 million from $29.8 million a year ago. For the nine month period, gross premium volume advanced 11% to $103.2 million from $93.0 million in 1998. For the quarter, the increase was the result of growth in the employment practices liability, special risks and specified professions programs. For the first nine months of 1999, growth in the employment practices liability and specified professions programs was partially offset by lower production from the medical malpractice and lawyers programs.

Gross premiums from Brokered Excess and Surplus Lines totaled $19.7 million in the third quarter of 1999 compared to $18.6 million in 1998. For the nine month period, gross premium volume grew to $54.9 million from $50.4 million last year. The increase in both periods was primarily due to higher gross premium volume in the unit's excess and umbrella and property programs.

Gross premium volume for the Gryphon programs that the Company will continue was $20.1 million in the third quarter of 1999 and $54.5 million for the nine month period. For the nine month period of 1999, continuing program gross premium volume consisted of $36.1 million of earthquake exposed California property business which will become part of the Excess and Surplus Lines unit's special property program, $11.5 million of professional liability business which will become part of the Professional/Products Liability unit and $6.9 million of casualty programs, most of which will be administered by the Brokered Excess and Surplus Lines underwriting unit.

In the third quarter of 1999, Specialty Program Insurance gross premium volume increased to $27.6 from $26.8 million in 1998. For the nine month period, gross premium volume was $62.0 million compared to $66.1 million in 1998. Increased competition in the youth and recreation and agribusiness programs was partially offset by continued growth in the surety program and the sports liability, accident and medical program.

Third quarter gross premium volume from Specialty Personal and Commercial Lines was $11.8 million compared to $12.1 million last year. For the nine month period, gross premium volume rose to $42.8 million from $33.9 million in 1998. The 1999 nine month increase was primarily due to the acquisition of a yacht program which added $16.5 million in gross premium, including $7.3 million of unearned premium at the date of acquisition. This growth was partially offset by the discontinuance of certain property programs. The yacht program is expected to generate approximately $18 million of gross premium volume in 1999.

Gross premium volume for the discontinued Gryphon programs was $2.8 million in the third quarter and $34.4 million for the nine month period in 1999. The Company reviewed all of Gryphon's programs at the time of acquisition and determined that certain programs were unprofitable and presented little opportunity to generate future underwriting profits. The Company has discontinued these programs and is working aggressively to run-off these programs.

Other gross premiums totaled $0.4 million in the third quarter of 1999 compared to $0.7 million in the prior year. For the nine month period in 1999, other gross premiums totaled $1.2 million compared to $2.5 million a year ago. Other gross premium volume consisted primarily of facultative reinsurance placed by the Professional/Products Liability unit.

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

The Company enters into reinsurance agreements in order to reduce its liability on individual risks and enable it to underwrite policies with higher limits. The Company's net retention of gross premium volume decreased to 74% in the third quarter of 1999 and 72% in the nine month period compared to 79% for both periods in the prior year. The decrease was due to low retentions on Gryphon's California property program.

Total operating revenues for the third quarter of 1999 rose to $133.0 million from $105.1 million in the prior year. For the nine month period, operating revenues rose to $404.0 million from $313.3 million in 1998.

                                               Earned Premiums
        Quarter Ended September 30,                                              Nine Months Ended September 30,
----------------------------------------------------------------------------------------------------------------
        1999              1998               (DOLLARS IN THOUSANDS)                     1999             1998
----------------------------------------------------------------------------------------------------------------
     $   22,803         $ 21,126       Excess and Surplus Lines                     $  65,387        $   64,758
         30,232           26,713       Professional/Products Liability                 86,578            77,286
         11,975            9,971       Brokered Excess and Surplus Lines               33,264            28,926
          7,333               --       Gryphon Continuing Programs                     25,364                --
         17,904           16,287       Specialty Program Insurance                     50,239            46,864
         12,636           10,568       Specialty Personal and Commercial Lines         34,643            30,247
          7,428               --       Gryphon Discontinued Programs                   31,572                --
             --               --       Other                                               --                 8
---------------------------------------------------------------------------------------------------------------
      $ 110,311         $ 84,665       Total                                        $ 327,047        $  248,089
===============================================================================================================

Third quarter earned premiums were $110.3 million compared to $84.7 million in 1998. Nine month earned premiums were $327.0 million compared to $248.1 million a year ago. The growth in the third quarter was the result of $14.8 million of earned premiums for Gryphon and $10.9 million of growth from existing operations. For the nine month period, the growth resulted from $56.9 million of Gryphon earned premiums and $22.0 million of growth from existing operations.

Third quarter net investment income increased 19% to $21.9 million from $18.4 million in 1998. For the nine month period, net investment income rose 25% to $66.3 million from $53.1 million last year. The increases were primarily the result of the Gryphon acquisition which added approximately $300 million to the Company's investment portfolio in January 1999.

In the third quarter, the Company realized $0.3 million of investment gains compared to $1.8 million of gains in 1998. For the nine month period, realized investment gains were $9.3 million compared to gains of $11.4 million for the same period last year. Variability in the timing of realized and unrealized investment gains and losses is to be expected.

Total operating expenses for the third quarter were $115.2 million compared to $84.1 million in 1998. Total operating expenses for the nine month period were $338.4 million compared to $245.6 million a year ago. The increases resulted primarily from the Gryphon acquisition.

Following is a comparison of selected data from the Company's operations (dollars in thousands):

                                                             Quarter Ended                Nine Months Ended
                                                              September 30,                 September 30,
                                                              -------------                 -------------

                                                          1999         1998              1999           1998
--------------------------------------------------------------------------------------------------------------
Gross premium volume                                  $ 150,798     $ 118,261         $ 451,192      $ 335,778
Net premiums written                                  $ 111,472     $  93,697         $ 326,052      $ 264,111
Net retention                                                74%           79%               72%            79%
Earned premiums                                       $ 110,311     $  84,665         $ 327,047      $ 248,089
Losses and loss adjustment expenses                   $  72,444     $  54,207         $ 210,747      $ 157,293
Underwriting, acquisition and insurance expenses      $  41,152     $  29,356         $ 123,463      $  86,754
Underwriting profit (loss)                            $  (3,285)    $   1,102         $  (7,163)     $   4,042

GAAP ratios
Loss ratio                                                   66%          64%                64%            63%
Expense ratio                                                37%          35%                38%            35%
---------------------------------------------------------------------------------------------------------------
Combined ratio                                              103%          99%               102%            98%
===============================================================================================================

Underwriting performance is measured by the combined ratio of losses and expenses to earned premiums. For the third quarter and nine month period ended September 30, 1999, the Company reported a combined ratio of 103% and 102%, respectively, compared to a combined ratio of 99% and 98% in the same periods of 1998. The underwriting losses in 1999 were the result of Gryphon's combined ratio of 131% and 126% for the third quarter and nine month period, respectively. Excluding Gryphon, the Company's 1999 combined ratio was 99% and 97% for the quarter and nine month period, respectively.

The third quarter and nine month period loss ratio was 66% and 64%, respectively, compared to 64% and 63% for the same periods of 1998. For the third quarter and nine month period of 1999, favorable loss development in the Excess & Surplus Lines operating segment was more than offset by the higher loss ratio on Gryphon's discontinued lines of business and $2.7 million ($2.1 million after tax) of property losses related to Hurricane Floyd. The third quarter and nine month period expense ratio was 37% and 38%, respectively, compared to 35% for both periods in 1998. The increase was due to expenses incurred to runoff Gryphon's discontinued lines. The Company is working to reduce the expense of administering Gryphon's discontinued lines.

The Company's five underwriting units focus on specific niches within the Excess and Surplus Lines and Specialty Admitted markets. Excess and Surplus Lines, Professional/Products Liability and Brokered Excess and Surplus Lines write business in the Excess and Surplus Lines market and for purposes of segment reporting are aggregated as one operating segment. The Gryphon programs that the Company will continue will be administered by underwriting units in the Excess and Surplus Lines operating segment. Specialty Program Insurance and Specialty Personal and Commercial Lines write business in the Specialty Admitted market and for purposes of segment reporting are aggregated as one operating segment.

The combined ratio for the Excess and Surplus Lines segment was 96% in the third quarter of 1999 and 1998. For the nine month period, the Excess and Surplus Lines segment combined ratio decreased to 94% from 95% in 1998. The decrease was due to continued favorable loss development, partially offset by property losses from Hurricane Floyd and higher acquisition costs. For the third quarter of 1999, the Specialty Admitted segment's combined ratio increased to 109% from 104% in the prior year. The combined ratio for the Specialty Admitted segment was 106% for the first nine months of 1999 and 1998. The increase in the third quarter of 1999 was due to property losses from Hurricane Floyd, partially offset by lower acquisition costs.

Amortization of intangible assets was $1.6 million in the third quarter of 1999 compared to $0.5 million last year. For the nine month period, amortization of intangible assets was $4.2 million compared to $1.5 million in 1998. The increase in both periods was primarily the result of goodwill from the Gryphon acquisition which is being amortized over 20 years.

Interest expense was $6.3 million in the third quarter of 1999 compared to $5.1 million in 1998. Interest expense was $19.1 million for the nine month period in 1999 compared to $15.3 million last year. In January 1999, the Company borrowed $105 million under its $250 million revolving credit facility to complete the acquisition of Gryphon.

The Company's effective tax rate for both periods of 1999 and 1998 was 24% of income before income taxes.

In evaluating its operating performance, the Company focuses on core underwriting and investing results before consideration of realized gains or losses from the sales of investments and expenses related to the amortization of intangible assets. Management believes this is a better indicator of the Company's operating performance because it reduces the variability in results associated with realized investment gains or losses and eliminates the impact of accounting conventions which do not reflect current operating costs. For the third quarter of 1999, income from core underwriting and investing operations was $10.0 million, or $1.77 per diluted share, compared to $11.3 million, or $2.01 per diluted share, in 1998. For the nine month period, income from core underwriting and investing operations was $33.2 million, or $5.89 per diluted share, compared to $33.7 million, or $5.98 per diluted share, in 1998. The decreases were due to $2.7 million ($2.1 million after tax), or $0.37 per diluted share of property losses from Hurricane Floyd.

Third quarter 1999 net income was $8.8 million compared to $12.1 million in 1998. For the nine month period of 1999, net income was $35.4 million compared to $39.9 million last year. The decrease was due to underwriting losses and lower realized gains in 1999, partially offset by higher net investment income. Comprehensive income for the third quarter of 1999 was a loss of $28.0 million, or $4.94 per diluted share, compared to comprehensive income of $3.2 million, or $0.56 per diluted share, in 1998. The decrease was primarily the result of the net decrease in unrealized gains of $6.49 per diluted share in 1999 compared to the net decrease in unrealized gains of $1.58 per diluted share in 1998. For the nine month period, comprehensive income was a loss of $39.5 million, or $7.00 per diluted share, compared to comprehensive income of $46.8 million, or $8.29 per diluted share, last year. The decrease was primarily the result of the net decrease in unrealized gains of $13.27 per diluted share in 1999 compared to the net increase in unrealized gains of $1.22 per diluted share in 1998.

FINANCIAL CONDITION AS OF SEPTEMBER 30, 1999

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


On January 15, 1999, the Company acquired Gryphon Holdings, Inc. and its subsidiaries as the result of the completion of a public tender offer. The Company's results for the third quarter and nine month period ended

September 30, 1999 include Gryphon's results of operations since the date of acquisition. The acquisition was accounted for using the purchase method of accounting. Total consideration paid for Gryphon was approximately $145.7 million. The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill and is being amortized using the straight-line method over 20 years. The Company funded the transaction with available cash of approximately $95.7 million and borrowings of approximately $50.0 million. In addition the Company refinanced $55.0 million of Gryphon's long-term debt.

The Company's invested assets increased to $1.7 billion at September 30, 1999 from $1.5 billion at December 31, 1998. The increase was primarily the result of the Gryphon acquisition. The Company's unpaid losses and loss adjustment expense reserves and paid and unpaid reinsurance recoverables increased to $1.4 billion and $438.7 million at September 30, 1999 from $933.8 million and $219.5 million, respectively, at December 31, 1998. The increases were the result of the purchase of Gryphon and Gryphon's historically higher dependence on reinsurance.

For the nine month period ended September 30, 1999, the Company reported net cash provided by operating activities of $12.9 million, compared to net cash provided by operating activities of $38.8 million for the same period in 1998. The decrease in 1999 was the result of Gryphon's use of $36.0 million of operating cash for the first nine months of 1999. The Company continues to reunderwrite and discontinue various Gryphon programs. As a result, Gryphon's discontinued operations are expected to generate negative operating cash flows which will partially offset the operating cash flows generated by the Company's core underwriting units.

Proceeds from sales of fixed maturities and equity securities were $795.7 million for the nine months ended September 30, 1999 compared to $320.9 million for the same period in 1998. Cost of fixed maturities and equity securities purchased was $718.9 million for the nine months ended September 30, 1999 compared to $469.7 million for the same period in 1998. Both increases were primarily due to the reallocation of the Gryphon portfolio from short-term investments into fixed maturities after Gryphon's acquisition on January 15, 1999.

As of September 30, 1999 and December 31, 1998, the unused balances available under the Company's $250 million revolving credit facility totaled $185 million and $250 million, respectively. Funds are available under the facility for general corporate purposes. During the third quarter of 1999, the Company repaid $40 million of the $105 million of borrowings used to fund the purchase of Gryphon. A portion of the funds used resulted from the sale of an unneeded Gryphon insurance subsidiary as a shell for approximately $22.0 million.

On August 15, 1999, Markel signed an agreement to acquire Terra Nova (Bermuda) Holdings Ltd. (NYSE:TNA) for cash and stock valued at $905.0 million. In addition, $175.0 million of Terra Nova debt will remain outstanding. The transaction, which is subject to approval by the shareholders of both Markel and Terra Nova, the receipt of necessary regulatory approvals and other customary closing conditions, is expected to be completed by early next year.

Pursuant to the terms of the merger agreement, the consideration will consist of approximately $407.2 million in cash and 2.69 million Markel common shares. Terra Nova shareholders will have the ability to elect to receive cash, stock or a combination of cash and stock, subject to certain maximum levels (45% cash and 55% stock) for each form of consideration. Subject to these limits, Terra Nova shareholders may elect to receive $34.00 in cash or 0.184 Markel common shares for each Terra Nova share. The acquisition will be accounted for as a purchase transaction.

The Company has entered into a commitment letter for a five year $500 million revolving credit facility which will replace its existing $250 million revolving credit facility subject to and upon closing of the Terra Nova acquisition. The Company will use the new facility to fund a portion of the Terra Nova acquisition, refinance balances under the existing revolving credit facility and for other general corporate purposes.

Shareholders' equity at September 30, 1999 was $386.0 million compared to $425.3 million at December 31, 1998. Book value per share was $68.96 at September 30, 1999 compared to $77.02 at December 31, 1998. The decrease in the nine month period of 1999 was the result of the net decrease in unrealized gains of $74.8 million, partially offset by net income of $35.4 million.

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

The Company has completed all phases of its Year 2000 compliance project for its material and ancillary IT systems. At this time the Company believes that all material and ancillary systems are capable of correctly processing transactions with dates both before and after January 1, 2000.

The Company has completed a review of material business partners to determine their state of readiness with regard to the Year 2000 issue and the potential impact on the Company. The Company has identified the following general categories of business partners as material to the Company's ability to conduct its operations: software, hardware and telecommunication providers, banks and investment brokers, material holdings in the Company's investment portfolio, insurance producers, reinsurers and reinsurance intermediaries, major insurance clients and utilities. Where the Company has determined that the relationship with a business partner is material to its ability to conduct normal operations, the Company has requested and in most cases received an update on the status of the business partner's Year 2000 initiative. Where deemed necessary, the Company is following up with the business partner to obtain further information. Based on the assurances of these business partners and the Company's internal reviews of information provided, the Company has not currently identified a material business partner that will be non-compliant. However, there can be no assurances that all material business partners will be compliant, and such noncompliance could have a material effect on the Company's financial position and results of operations.

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

The cost of the Company's Year 2000 project was originally estimated to be $1.0 million. Approximately $0.5 million of this amount was incurred as of December 31, 1998, and another $0.2 million was incurred during the nine month period ended September 30, 1999. The Company anticipates that less than $0.1 million in additional expenditures will be required. All costs of the Year 2000 project have been expensed as incurred.

As all of its material and ancillary IT systems were deemed Year 2000 compliant at September 30, 1999, the Company has not established a contingency plan for noncompliance of its IT systems. At this time, the Company is not aware of any material business partners that will not be Year 2000 compliant. If the Company becomes aware of non-compliant business partners, one option will be to evaluate using other vendors. In many instances the establishment of a contingency plan is not possible or is cost prohibitive. In these situations, noncompliance by the Company or its material business partners could have a material adverse impact on the Company's financial position and results of operations.

Subsequent to the Company's acquisition of Gryphon in January 1999, the Company began an assessment of Gryphon's material IT systems for Year 2000 compliance. The Company has converted Gryphon's continuing business to the Company's Year 2000 compliant systems. Runoff business will remain on the Gryphon systems. The Company has done extensive analysis of these systems and believe that they are Year 2000 compliant.

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

The Company's market risk exposures at September 30, 1999 have not materially changed from those identified at December 31, 1998.

"SAFE HARBOR" STATEMENT

This is a "Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995. Certain statements contained herein are forward-looking statements that involve risks and uncertainties. Future actual results may materially differ from those in these statements because of many factors. For example, the Company continues to significantly reorganize Gryphon's operations, and the scope and impact of these changes cannot be fully determined at this time. The completion of the Terra Nova transaction is subject to the absence of material adverse changes in the buyer's or seller's financial condition and receipt of all necessary regulatory and shareholder approvals. Insurance industry price competition has made it more difficult to attract and retain adequately priced business. Changing legal and social trends can adversely impact the adequacy of loss reserves. State regulatory actions can impede the Company's ability to charge adequate rates and efficiently allocate capital. The frequency and severity of natural catastrophes are highly variable. Economic conditions and interest rate volatility can have significant impacts on the market value of fixed maturity and equity investments. The business community's state of readiness for the Year 2000, the readiness of the Company's vendors and business partners and the Company's potential underwriting exposure to Year 2000 claims are difficult to predict with any certainty. Accordingly, the Company's premium growth, underwriting and investing results have been and will continue to be potentially materially affected by these factors.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

The Exhibits to this Report are listed in the Exhibit Index.

(b)(1) On August 20, 1999, the Company filed a report on Form 8-K, reporting under Item 5 the Agreement and Plan of Merger and Scheme of Arrangement providing for the merger of the Company and Terra Nova (Bermuda Holdings Ltd.).

(b)(2) On September 22, 1999, the Company filed a report on Form 8-K reporting under Item 2 and Item 7 the acquisition of Gryphon Holdings, Inc. and subsidiaries.
     The following financial statements of Gryphon Holdings, Inc. were filed as part of the Form 8-K:
       Independent Auditors' Report
       Consolidated Balance Sheet as of December 31, 1998
       Consolidated Statements of Income and Comprehensive Income for the year ended December 31, 1998
       Consolidated Statements of Shareholders' Equity for the year ended December 31, 1998
       Consolidated Statements of Cash Flows for the year ended December 31,
       1998
       Notes to Consolidated Financial Statements

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of October, 1999.


                                     Markel Corporation


                                     By    Alan I. Kirshner
                                          ---------------------------------

                                           AAlan I. Kirshner
                                           Chief Executive Officer
                                           (Principal Executive Officer)



                                     By    Anthony F. Markel
                                          ---------------------------------
                                           Anthony F. Markel
                                           President
                                           (Principal Operating Officer)


                                     By    Steven A. Markel
                                          ---------------------------------
                                           Steven A. Markel
                                           Vice Chairman



                                     By    Darrell D. Martin
                                          ----------------------------------
                                           Darrell D. Martin
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)

                                  Exhibit Index

Number       Description

  2 Agreement and Plan of Merger and Scheme of Arrangement dated as of August 15, 1999 incorporated by reference as Exhibit 99.1 in the Company's Current Report on Form 8-K dated August 20, 1999. *

 27          Financial Data Schedule for period ended September 30, 1999 *


* Filed electronically with the Commission