Form 10-Q/A
period 1999-09-30
MARKEL CORP
filed 1999-11-16
CIK 803509

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-Q/A

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

The purpose of this amended filing is to reflect additional unaudited pro forma information in Footnote 6 of Item 1. The third quarter Form 10-Q is being refiled in its entirety.

                              Markel Corporation
                                   Form 10-Q

                                     Index

                                                                                                      Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

          Consolidated Balance Sheets--
          September 30, 1999 and December 31, 1998                                                           3

          Consolidated Statements of Income and Comprehensive Income--
          Quarters and Nine Months Ended September 30, 1999 and 1998                                         4

          Consolidated Statements of Cash Flows--
          Nine Months Ended September 30, 1999 and 1998                                                      5

          Notes to Consolidated Financial Statements--
          September 30, 1999                                                                                 6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
Operations                                                                                                  10

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                          17

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                                                    19

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      MARKEL CORPORATION AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                                                                September 30, December 31,
                                                                                         ---------------------------------
                                                                                                    1999         1998
--------------------------------------------------------------------------------------------------------------------------
                                                                                                (dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value
  Fixed maturities (cost of $1,316,895 in 1999 and $1,041,155 in 1998)                           $1,285,686   $1,070,978
  Equity securities (cost of $217,643 in 1999 and $200,004 in 1998)                                 281,409      317,887
  Short-term investments (estimated fair value approximates cost)                                    85,391       92,228
--------------------------------------------------------------------------------------------------------------------------
  Total Investments, Available-For-Sale                                                           1,652,486    1,481,093
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                                             1,476        1,527
Receivables                                                                                         102,699       68,138
Reinsurance recoverable on unpaid losses                                                            400,037      198,288
Reinsurance recoverable on paid losses                                                               38,697       21,205
Deferred policy acquisition costs                                                                    50,859       40,471
Prepaid reinsurance premiums                                                                         72,636       42,241
Property and equipment                                                                                9,667        7,981
Intangible assets                                                                                    93,529       35,298
Other assets                                                                                         85,250       25,022
--------------------------------------------------------------------------------------------------------------------------
  Total Assets                                                                                   $2,507,336   $1,921,264
--------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses                                                       $1,376,745   $  933,830
Unearned premiums                                                                                   288,164      205,908
Payables to insurance companies                                                                      67,396       22,715
Long-term debt (estimated fair value of $156,852 in 1999 and $96,931 in 1998)                       158,258       93,219
Other liabilities                                                                                    80,790       90,291
Company-Obligated Mandatorily Redeemable Preferred Capital Securities of Subsidiary
  Trust Holding Solely Junior Subordinated Deferrable Interest Debentures
  of Markel Corporation (estimated fair value of $124,500 in 1999 and $144,453 in 1998)             150,000      150,000
--------------------------------------------------------------------------------------------------------------------------
  Total Liabilities                                                                               2,121,353    1,495,963
--------------------------------------------------------------------------------------------------------------------------
Shareholders' equity
  Common stock                                                                                       25,593       25,415
  Retained earnings                                                                                 339,229      303,878
  Accumulated other comprehensive income
       Net unrealized holding gains on fixed maturities and equity securities, net of taxes          21,161       96,008
--------------------------------------------------------------------------------------------------------------------------
  Total Shareholders' Equity                                                                        385,983      425,301
--------------------------------------------------------------------------------------------------------------------------
  Total Liabilities and Shareholders' Equity                                                     $2,507,336   $1,921,264
==========================================================================================================================

See accompanying notes to consolidated financial statements.

                      MARKEL CORPORATION AND SUBSIDIARIES

          Consolidated Statements of Income and Comprehensive Income

                                                                       Quarter Ended         Nine Months Ended
                                                                        September 30,          September 30,
                                                                     -------------------    -----------------------
                                                                       1999       1998        1999        1998
-------------------------------------------------------------------------------------------------------------------
                                                                    (dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums                                                      $110,311   $ 84,665    $327,047    $248,089
Net investment income                                                  21,943     18,409      66,253      53,137
Net realized gains from investment sales                                  254      1,814       9,297      11,434
Other                                                                     491        206       1,426         665
-------------------------------------------------------------------------------------------------------------------
     Total Operating Revenues                                         132,999    105,094     404,023     313,325
-------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
Losses and loss adjustment expenses                                    72,444     54,207     210,747     157,293
Underwriting, acquisition and insurance expenses                       41,152     29,356     123,463      86,754
Amortization of intangible assets                                       1,564        508       4,184       1,525
-------------------------------------------------------------------------------------------------------------------
     Total Operating Expenses                                         115,160     84,071     338,394     245,572
-------------------------------------------------------------------------------------------------------------------
     Operating Income                                                  17,839     21,023      65,629      67,753
Interest expense                                                        6,280      5,109      19,098      15,290
-------------------------------------------------------------------------------------------------------------------
     Income Before Income Taxes                                        11,559     15,914      46,531      52,463
Income tax expense                                                      2,775      3,819      11,168      12,591
-------------------------------------------------------------------------------------------------------------------
     Net Income                                                      $  8,784   $ 12,095    $ 35,363    $ 39,872
-------------------------------------------------------------------------------------------------------------------

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on securities, net of taxes
     Net unrealized holding gains (losses) arising during
     the period                                                      $(36,575)  $ (7,765)   $(68,804)   $ 14,349
     Less reclassification adjustments for gains included in
        net income                                                       (165)    (1,179)     (6,043)     (7,432)
-------------------------------------------------------------------------------------------------------------------
     Total Other Comprehensive Income (Loss)                          (36,740)    (8,944)    (74,847)      6,917
-------------------------------------------------------------------------------------------------------------------
     Comprehensive Income (Loss)                                     $(27,956)  $  3,151    $(39,484)   $ 46,789
-------------------------------------------------------------------------------------------------------------------
NET INCOME PER SHARE
     Basic                                                           $   1.57   $   2.20    $   6.34    $   7.25
     Diluted                                                         $   1.55   $   2.14    $   6.27    $   7.07
===================================================================================================================

See accompanying notes to consolidated financial statements.

                      MARKEL CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                    -----------------------
                                                                                        1999        1998
-----------------------------------------------------------------------------------------------------------
                                                                                     (dollars in thousands)
OPERATING ACTIVITIES
Net Income                                                                          $  35,363   $  39,872
Adjustments to reconcile net income to net cash provided by operating activities      (22,494)     (1,073)
-----------------------------------------------------------------------------------------------------------
        Net Cash Provided By Operating Activities                                      12,869      38,799
-----------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities                         795,684     320,942
Proceeds from maturities of fixed maturities                                           38,443      84,594
Cost of fixed maturities and equity securities purchased                             (718,869)   (469,677)
Net change in short-term investments                                                    6,837      26,145
Acquisition of insurance company, net of cash acquired                               (143,557)         --
Other                                                                                    (749)     (1,298)
-----------------------------------------------------------------------------------------------------------
        Net Cash Used By Investing Activities                                         (22,211)    (39,294)
-----------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Additions to long-term debt                                                           105,000          --
Repayments of long-term debt                                                          (95,000)         --
Other                                                                                    (709)        553
-----------------------------------------------------------------------------------------------------------
        Net Cash Provided By Financing Activities                                       9,291         553
-----------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                                          (51)         58
Cash and cash equivalents at beginning of period                                        1,527       1,309
-----------------------------------------------------------------------------------------------------------
Cash And Cash Equivalents At End Of Period                                          $   1,476   $   1,367
===========================================================================================================

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

2. Net Income Per Share

Net income per share was determined by dividing net income by the applicable shares outstanding (in thousands):

                                                                    Quarter Ended                 Nine Months Ended
                                                                    September 30,                   September 30,
                                                           ----------------------------     ----------------------------
                                                              1999               1998           1999           1998
------------------------------------------------------------------------------------------------------------------------
Net income, as reported (basic and diluted income)           $8,784            $12,095        $35,363        $39,872
========================================================================================================================

Average basic common shares outstanding                       5,594              5,509          5,580          5,503
Dilutive potential common shares                                 60                140             60            140
------------------------------------------------------------------------------------------------------------------------
 Average diluted shares outstanding                           5,654              5,649          5,640          5,643
========================================================================================================================

3. Reinsurance

The table below summarizes the effect of reinsurance on premiums written and earned (dollars in thousands):

                                                                         Quarter Ended September 30,
------------------------------------------------------------------------------------------------------------------------
                                                                     1999                           1998
------------------------------------------------------------------------------------------------------------------------
                                                             Written         Earned        Written         Earned
Direct                                                      $145,591       $137,769       $116,707       $105,504
Assumed                                                        4,469          7,705            948            947
Ceded                                                        (38,588)       (35,163)       (23,958)       (21,786)
------------------------------------------------------------------------------------------------------------------------
  Net premiums                                              $111,472       $110,311       $ 93,697       $ 84,665
========================================================================================================================

                                                                        Nine Months Ended September 30,
------------------------------------------------------------------------------------------------------------------------
                                                                     1999                           1998
------------------------------------------------------------------------------------------------------------------------
                                                              Written         Earned       Written         Earned
Direct                                                      $ 426,766      $ 424,746      $331,378       $308,704
Assumed                                                        23,588         17,892         3,904          4,246
Ceded                                                        (124,302)      (115,591)      (71,171)       (64,861)
------------------------------------------------------------------------------------------------------------------------
  Net premiums                                              $ 326,052      $ 327,047      $264,111       $248,089
========================================================================================================================

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

The table below summarizes, on a pro forma basis, the Company's consolidated results of operations as if the purchase of Gryphon had taken place as of January 1, 1998 (dollars in thousands, except per share amounts):

                                                        Nine Months Ended
                                                       September 30, 1998
--------------------------------------------------------------------------------
Total operating revenues                               $411,140
Net income                                               27,342
--------------------------------------------------------------------------------
Net income per share
     Basic                                             $   4.97
     Diluted                                               4.85
--------------------------------------------------------------------------------

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

The Company has significantly restructured Gryphon's operations and Gryphon's premium volume has decreased by more than 50% from preacquisition levels. The Gryphon programs that the Company continues will be

7.  Segment Reporting Disclosures (continued)

administered by underwriting units in the Excess and Surplus Lines operating segment. Gryphon's discontinued programs are included in Other for purposes of segment reporting.

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

a)  Following is a summary of segment disclosures:

                                              Segment Revenues
           Quarter Ended September 30,                                   Nine Months Ended September 30,
----------------------------------------------------------------------------------------------------------
              1999          1998                (dollars in thousands)            1999       1998
----------------------------------------------------------------------------------------------------------
          $   72,343     $ 57,810         Excess & Surplus Lines                $210,593   $170,978
              30,540       26,855         Specialty Admitted                      84,882     77,111
              22,197       20,223         Investing                               75,550     64,571
               7,428           --         Other                                   31,572         --
----------------------------------------------------------------------------------------------------------
          $  132,508     $104,888         Total                                 $402,597   $312,660
==========================================================================================================

                                              Segment Profit (Loss)
           Quarter Ended September 30,                                   Nine Months Ended September 30,
----------------------------------------------------------------------------------------------------------
              1999          1998                (dollars in thousands)            1999       1998
----------------------------------------------------------------------------------------------------------
          $    3,173     $  2,278         Excess & Surplus Lines                $ 12,666   $  8,469
              (2,672)      (1,176)        Specialty Admitted                      (5,385)    (4,427)
              22,197       20,223         Investing                               75,550     64,571
              (3,786)          --         Other                                  (14,444)        --
----------------------------------------------------------------------------------------------------------
          $   18,912     $ 21,325         Total                                 $ 68,387   $ 68,613
==========================================================================================================

                                              Combined Ratio
           Quarter Ended September 30,                                   Nine Months Ended September 30,
----------------------------------------------------------------------------------------------------------
              1999          1998                                                     1999      1998
----------------------------------------------------------------------------------------------------------
                 96%           96%      Excess & Surplus Lines                          94%       95%
                109%          104%      Specialty Admitted                             106%      106%
                 --            --       Investing                                       --        --
                151%           --       Other                                          146%       --
----------------------------------------------------------------------------------------------------------
                103%           99%      Total                                          102%       98%
==========================================================================================================

                                        Segment Assets (dollars in thousands)
                                                                    September 30,
                                                             ---------------------------
                                                                1999           1998
----------------------------------------------------------------------------------------
Excess & Surplus Lines                                       $       --     $       --
Specialty Admitted                                                   --             --
Investing                                                     1,652,486      1,462,860
Other                                                           854,850        446,540
----------------------------------------------------------------------------------------
 Total                                                       $2,507,336     $1,909,400
========================================================================================

b) The following summary reconciles segment profit to income before income taxes

                                              Quarter Ended                         Nine Months Ended
                                              September 30,                           September 30,
                                       ----------------------------             --------------------------
                                         1999              1998                    1999           1998
----------------------------------------------------------------------------------------------------------
Income before income taxes
 Segment profit                        $18,912           $21,325                $ 68,387       $ 68,613
 Unallocated amounts
  Amortization expense                  (1,564)             (508)                 (4,184)        (1,525)
  Interest expense                      (6,280)           (5,109)                (19,098)       (15,290)
  Other                                    491               206                   1,426            665
----------------------------------------------------------------------------------------------------------
 Income Before Income Taxes            $11,559           $15,914                $ 46,531       $ 52,463
==========================================================================================================

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

Following is a comparison of gross premium volume by significant underwriting area:

                                         Gross Premium Volume
        Quarter Ended September 30,                                      Nine Months Ended September 30,
----------------------------------------------------------------------------------------------------------
           1999          1998              (dollars in thousands)               1999       1998
----------------------------------------------------------------------------------------------------------
       $  34,409      $ 30,312       Excess and Surplus Lines                 $ 98,351   $ 89,872
          34,059        29,771       Professional/Products Liability           103,154     92,986
          19,665        18,558       Brokered Excess and Surplus Lines          54,861     50,423
          20,144            --       Gryphon Continuing Programs                54,459         --
          27,600        26,816       Specialty Program Insurance                62,049     66,101
          11,776        12,124       Specialty Personal and Commercial Lines    42,796     33,918
           2,785            --       Gryphon Discontinued Programs              34,353         --
             360                     680  Other                                  1,169      2,478
----------------------------------------------------------------------------------------------------------
          $ 150,798      $118,261    Total                                    $451,192   $335,778
==========================================================================================================

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

                                            Earned Premiums
           Quarter Ended September 30,                                  Nine Months Ended September 30,
--------------------------------------------------------------------------------------------------------
              1999           1998           (dollars in thousands)               1999       1998
--------------------------------------------------------------------------------------------------------
          $   22,803        $21,126  Excess and Surplus Lines                  $ 65,387   $ 64,758
              30,232         26,713  Professional/Products Liability             86,578     77,286
              11,975          9,971  Brokered Excess and Surplus Lines           33,264     28,926
               7,333             --  Gryphon Continuing Programs                 25,364         --
              17,904         16,287  Specialty Program Insurance                 50,239     46,864
              12,636         10,568  Specialty Personal and Commercial Lines     34,643     30,247
               7,428             --  Gryphon Discontinued Programs               31,572         --
                  --             --  Other                                           --          8
--------------------------------------------------------------------------------------------------------
          $  110,311        $84,665  Total                                     $327,047   $248,089
========================================================================================================

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

Following is a comparison of selected data from the Company's operations (dollars in thousands):


                                                          Quarter Ended            Nine Months Ended
                                                          September 30,              September 30,
                                                     ------------------------  --------------------------
                                                       1999          1998          1999         1998
---------------------------------------------------------------------------------------------------------
Gross premium volume                                 $150,798      $118,261      $451,192    $335,778
Net premiums written                                 $111,472      $ 93,697      $326,052    $264,111
Net retention                                              74%           79%           72%         79%
Earned premiums                                      $110,311      $ 84,665      $327,047    $248,089
Losses and loss adjustment expenses                  $ 72,444      $ 54,207      $210,747    $157,293
Underwriting, acquisition and insurance expenses     $ 41,152      $ 29,356      $123,463    $ 86,754
Underwriting profit (loss)                           $ (3,285)     $  1,102      $ (7,163)   $  4,042

GAAP ratios
Loss ratio                                                 66%           64%           64%         63%
Expense ratio                                              37%           35%           38%         35%
--------------------------------------------------------------------------------------------------------
Combined ratio                                            103%           99%          102%         98%
========================================================================================================

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

Subsequent to the Company's acquisition of Gryphon in January 1999, the Company began an assessment of Gryphon's material IT systems for Year 2000 compliance. The Company has converted Gryphon's continuing business to the Company's Year 2000 compliant systems. Runoff business will remain on the Gryphon systems. The Company has done extensive analysis of these systems and believes that they are Year 2000 compliant.

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

(b)(1) On August 20, 1999, the Company filed a report on Form 8-K, reporting under Item 5 the Agreement and Plan of Merger and Scheme of Arrangement providing for the merger of the the Company and Terra Nova (Bermuda) Holdings Ltd.

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

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 16th day of November, 1999.

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