Form 10-K
period 1999-12-31
MARKEL CORP
filed 2000-03-17
CIK 803509

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

Commission File Number 1-13051

MARKEL CORPORATION
(Exact name of registrant as specified in its charter)

A Virginia Corporation
IRS Employer Identification No. 54-0292420

4521 Highwoods Parkway, Glen Allen, Virginia 23060-6148 (Address of principal executive offices) (Zip code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K . [ ]

The aggregate market value of the shares of the registrant's Common Stock held by non-affiliates as of January 31, 2000 was approximately $657,842,048.

The number of shares of the registrant's Common Stock outstanding at January 31, 2000: 5,597,789.

                       Documents Incorporated By Reference

The portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 24, 2000, referred to in Part III.

               Index and Cross References-Form 10-K Annual Report
Item No.                                                                 Page

Part I
1.  Business                                                            10-21
1a. Executive Officers of the Registrant                                   66
2.  Properties (note 5)                                                 33-34
3.  Legal Proceedings (note 15)                                            42
4.  Submission of Matters to a Vote of Security Holders                  NONE

Part II
5.  Market for the Registrant's Common
    Equity and Related Stockholder Matters                                 65
6.  Selected Financial Data                                             22-23
7.  Management's Discussion and Analysis
    of Financial Condition and Results of
    Operations                                                          51-64
7a. Qualitative and Quantitative
    Disclosures About  Market Risk                                      60-63
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

* Items Number 10,11,12, and 13 will be incorporated by reference from the Registrant's 2000 Proxy Statement pursuant to instructions G(1) and G(3) of the General Instructions to Form 10-K.

Part IV
14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
    a. Documents filed as part of this Form 10-K

Markel Corporation & Subsidiaries
--------------------------------------------------------------------------------


Item No.                                                                 Page

     (1) Financial Statements

         Consolidated Balance Sheets at
         December 31, 1999 and 1998                                        24
         Consolidated Statements of Income
         and Comprehensive Income for the
         Years Ended December 31, 1999,
         1998, and 1997                                                    25
         Consolidated Statements of
         Changes in Shareholders' Equity
         for the Years Ended December 31,
         1999, 1998, and 1997                                              26
         Consolidated Statements of Cash
         Flows for the Years Ended
         December  31, 1999, 1998,
         and 1997                                                          27
         Notes to Consolidated Financial
         Statements for the Years Ended
         December 31, 1999, 1998, and 1997                              28-48
         Independent Auditors' Report                                      49
     (2) Schedules have been omitted since
         they either are not required or are
         not applicable, or the information
         called for is shown in the Consolidated
         Financial Statements.
     (3) See Index to Exhibits for a list of
         Exhibits filed as part of this report

b. Reports on Form 8-K. On November 16, 1999, the Company filed an amended report on Form 8-K/A, reporting under Item 2 and Item 7 the acquisition of Gryphon Holdings, Inc. and subsidiaries.

     The following financial statements of Gryphon Holdings, Inc. were filed as part of the Form 8-K/A:

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

     Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997 (Unaudited)

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

                               [LOGO OF MARKEL]


--------------------------------------------------------------------------------


                                     1999


TO OUR BUSINESS PARTNERS

     We measure our success in building shareholder value by focusing on growth in book value per share over the long term. Book value per share declined 11% to $68.59 due to disappointing investment results. In spite of that, 1999 was a very good year overall. Our core underwriting results remained exceptionally good at virtually every operating division in the Company. This is a real tribute to our underwriters given the very difficult market conditions they faced. Additionally, we should remember that over the past five years we compounded book value per share at a 22% annual rate. While it would be pleasant to report consistently improving results, it would be unrealistic given the nature of our business. Insurance and financial markets are volatile by nature and the volatility itself creates significant business opportunities for Markel.

     The year also included the acquisition and amalgamation of Gryphon as well as the announcement of the plan to acquire Terra Nova (Bermuda) Holdings, Ltd. and the agreement to acquire the renewal rights to Acceptance Insurance Companies' Scottsdale business. Despite the setback in our book value growth during 1999, we believe we continued to build the intrinsic value of the company and positioned ourselves to take advantage of even more opportunities in the future.

1999 Financial Review

     After several years of very modest growth, operating revenues increased 23% to $524 million in 1999. While the acquisition of Gryphon was responsible for the largest part of this increase, in the closing months of the year we saw significant increases in written premiums in virtually every line of business. In the fourth quarter, excluding the Gryphon acquisition, written premiums increased 26%. This is a very positive sign and we are certainly hopeful it will continue.

     Earned premiums increased 31% to $437 million and we had a small underwriting loss with a combined ratio of 101%. This was the result of excellent performance from almost every operating division enabling us to partially offset the costs associated with acquiring Gryphon. Our core business units enjoyed a combined ratio of 96% exclusive of the Gryphon business. This is truly excellent performance and compares favorably to our 1998 combined ratio of 98%.

     Net investment income increased 23% to $88 million primarily due to the growth in the investment portfolio as a result of the Gryphon acquisition. In the fourth quarter, to create tax savings, we realized $10 million in investment losses. At the same time we replaced the bonds sold with bonds of similar quality and duration. As a result, we reported $1 million in net losses from the sale of investments in 1999 as compared to $21 million in realized gains in 1998.

HIGHLIGHTS

FINANCIAL HIGHLIGHTS
(in millions, except per share data)          1999         1998        1997
-------------------------------------------------------------------------------

Gross premium volume                        $   595      $   437     $   423
Net written premiums                            428          344         330
Earned premiums                                 437          333         333
Net income                                       41           57          50
Comprehensive income (loss)                     (40)          68          92
GAAP combined ratio                             101%          98%         99%

-------------------------------------------------------------------------------

Total investments                           $ 1,623      $ 1,481     $ 1,408
Total assets                                  2,455        1,921       1,870
Long-term debt                                  168           93          93
8.71% Capital Securities                        150          150         150
Shareholders' equity                            383          425         357
Debt to total capital                            35%          25%         28%

-------------------------------------------------------------------------------

PER SHARE DATA
Common shares outstanding (in thousands)      5,590        5,522       5,474
Net income (diluted)                        $  7.20      $ 10.17     $  8.92
Total investments                           $290.36      $268.22     $257.27
Book value                                  $ 68.59      $ 77.02     $ 65.18
Growth in book value                            (11%)         18%         33%

-------------------------------------------------------------------------------


OPERATING HIGHLIGHTS

 .    Combined ratio of 96% in core underwriting units, consolidated combined ratio of 101% due to Gryphon discontinued programs

 .    Book value per share decreased 11% to $68.59, five year compound annual growth rate of 22%

 .    Successful integration of Gryphon continuing programs into core underwriting units

 .    Announced planned acquisition of Terra Nova (Bermuda) Holdings, Ltd.


                                    [GRAPH]

     Net Income               Total Investments        Book Value Per Share

1989    1994    1999        1989    1994    1999       1989    1994    1999
----    ----    ----        ----    ----    ----       ----    ----    ----
   $ in millions               $ in millions              $ per share

 14      19      41          66      612    1,623      11.69   25.71   68.59

                 The brightest spot of the year was the outstanding underwriting performance of our core insurance company subsidiaries.


--------------------------------------------------------------------------------

     Net income was $41 million compared to $57 million last year. Earnings per share were $7.20 on a diluted basis compared to $10.17 last year. As a result of the reduction in the market value of our invested assets, we had a comprehensive loss of $40 million compared to comprehensive income last year of $68 million. Shareholders' equity declined 11% to $383 million, or $68.59 per share.

Excellent Results From Core Underwriting Businesses

     The brightest spot of the year was the outstanding underwriting performance of our core insurance company subsidiaries, which produced an enviable 96% combined ratio in spite of another year of intense, irrational competition. This is clear testimony to our straightforward and continuous focus on underwriting profits and the unwavering dedication of our associates to that goal.

     The Excess and Surplus Lines units, Essex (Excess and Surplus Lines), Evanston (Professional and Products Liability) and Investors (Brokerage Excess and Surplus Lines) generated a 94% combined ratio while showing some solid, well-controlled growth.

     Essex volume grew to $186 million from $122 million as a result of the smooth assumption of the Gryphon DIC property book and moderate increases in their other core lines--property, casualty, inland marine and ocean marine. Steve Vaccaro, President of Essex, and his troops continue to produce results that are the envy of the industry.

     Evanston, led by continued increases in its Employment Practices Liability volume, along with the addition of a book of Errors and Omissions business acquired as a part of the Gryphon transaction, grew to $154 million from $124 million. In addition, they successfully experimented with some creative new production sources. At year end, Mike Rozenberg accepted sole responsibility for this subsidiary, as a result of Paul Springman's promotion to President, Markel--North America. Mike has been Paul's partner in the management of Evanston for over eight years, so the transition will be completely seamless.

     In October, Jeremy Cooke, President of Investors, accepted the Chief Operating Officer role of Terra Nova, passing the mantle of leadership on to Rod Ayer, previously Senior Vice President. Under the combined leadership of Jeremy and Rod, Investors put impressive numbers together exhibiting both a volume increase ($85 million from $65 million) and a gratifying underwriting profit.

     The Specialty Admitted subsidiaries, Markel Insurance Company (Specialty Programs) and Markel American Insurance Company (Specialty Personal and Commercial Lines), made notable strides in both size and profitability during 1999 as the combined ratio improved to 101% from 102% in 1998 and 110% in 1997.

     Markel Insurance Company, which has historically produced outstanding loss ratios, aggressively attacked its expense ratio through a combination of significant expense reductions, a new corporate structure with emphasis on sales and marketing, and some creative new product experimentation. We are comfortable that Britt Glisson and his energized staff will significantly contribute to the underwriting profits this year and for many years to come.

     Markel American Insurance Company, now led by Timberlee Grove, who was promoted to President in August 1999, also had an outstanding year of growth and profitability. Their operation, bolstered by the acquisition in April 1999 of a book of yacht business, grew to $50 million in volume. They also completed the transition to a completely autonomous unit with all product underwriting and support services under the same roof in Pewaukee, Wisconsin.

     As important as acquisitions have been, and will continue to be, we could not expand our horizons without the knowledge and comfort that our core operations are well managed and will continue to produce the outstanding results that we have come to expect. We are fortunate and extremely grateful to have this talented, motivated group of associates.

Investment Philosophy and Results

     Our fixed income portfolio, the largest part of our investment portfolio, has a duration that ranges between 4 and 5 years. At the beginning of 1999 we were earning a tax equivalent yield of approximately 6.1%. By year-end, this yield increased to 7.1%. This rise in yield caused a decline in the value of our portfolio. Unrealized gains

                               [LOGO OF MARKEL]

--------------------------------------------------------------------------------

                                    1999


declined $67.3 million and we realized losses of $13.7 million. This market value decline was about 6% and almost completely offset our return from the investment income of 6.9%, resulting in a total return on our fixed income portfolio of only .9%.

     Changes in interest rates cause changes in book value, which can be extreme in any particular year. However, over a longer period of time, the fluctuations in value related to interest rate movements tend to have only a modest impact on our results. This is why we prefer to measure our performance over five year periods. Additionally, the duration of our fixed income portfolio is conservatively matched to the duration of our liabilities and is well within a reasonable tolerance for interest rate risk.

     We believe that in the long term we can significantly enhance shareholder value by allocating significant investment funds to common equities. We do not think about risk in the context of short-term volatility but rather in the context of a permanent loss of capital. We buy shares of companies where we believe the business will earn good returns on capital and which are being run by honest and talented, shareholder oriented managers who are building the value of the enterprise. We expect to share in the increased value of the business over the long term. (We hope you, as a shareholder of Markel, have a similar view with regard to your investment.) Our result in equity investing was disappointing in 1999. In most cases we are pleased with the companies we have selected and believe the business fundamentals are sound even though stock market prices have suffered.

     We concentrate our equity portfolio in relatively few securities. At year-end our top five positions represented over 32% of our portfolio and the top 20 represented 71%. While diversification might reduce short-term volatility, we do not believe it maximizes long-term total return. We believe we can earn the best returns by concentrating our focus and our portfolio in promising areas where we have the best understanding and knowledge. In 1999 our concentration in other insurance stocks contributed to our disappointing results, and our failure to invest in the red hot portions of the NASDAQ market prevented us from enjoying the well advertised, but narrowly based, returns of the bull market.

     In 1999 our total return on equity investing was a loss of 10%. This compares very unfavorably to the major indexes, which include the Dow Jones Industrial Average (up 25%), the S&P 500 (up 20%) and the NASDAQ Index (up 86%). Over the past five years our performance in equities was up an average of 14%, and for the past ten years 13%. These results are obviously much better than 1999 and are

                                                 We invest with a serious regard
                                                        for the risks we assume.


--------------------------------------------------------------------------------

results which we believe will in fact be more like our long-term performance in the future. In managing equity investments, we do not seek to match or beat any specific market index. In addition to selecting individual businesses with good returns on capital as well as honest and talented management, we seek to invest at prices that allow for some margin of safety for our inevitable mistakes in judgement about those attributes. Our goal as investors, rather than traders, is to earn returns similar to those intrinsically earned by the companies themselves in the course of conducting their business. We invest in the equity markets because over time we expect to earn more than we would earn by investing in the fixed income market, always attempting to do so without taking on significant risks of permanent loss of capital.

     We have avoided the technology sector due to our view that many of the businesses represented by the stocks that might be exciting trading vehicles were not clearly businesses with sufficiently durable returns on capital, management attributes, and reinvestment opportunities to qualify for what we seek in equity investments. While you as a shareholder may be justifiably unhappy about the opportunities that have passed us by so far, we think you may also someday appreciate the fact that we have not put any of your capital at risk in stocks with valuations that make ownership an extremely high risk proposition. The seesaw of risk versus reward has been all focused on the reward side with too little regard for risk. We invest with a serious regard for the risks we assume.

Acquisition of Gryphon

     In January 1999 we completed the acquisition of Gryphon. This purchase was intended to provide profitable premium volume as well as investment opportunities at a reasonable cost. In the first year of this transaction we believe we are very much "on schedule as planned," however it remains too early to proclaim the deal a success.

     Our first goal was to acquire profitable premium volume. We completed our re-underwriting and currently expect the acquired business to contribute about $70 million in gross written premium in the year 2000. We also expect this business to generate underwriting profits. This premium forecast is slightly short of our original goal of $80 to $100 million.

     A second goal was to re-underwrite and discontinue the unprofitable lines of business as quickly as possible. We completed this very effectively as we eliminated all of the business that we believed caused problems for Gryphon. The underwriting loss on this run-off business was somewhat higher than we originally estimated, however, this cost is now behind us.

     Another goal was to increase our investment leverage. With the addition of $300 million to our portfolio, this goal was achieved. Because interest rates increased throughout the year, we did not earn the returns we anticipated on this portfolio, however the investments are productive and will be with us for years to come.

     The acquisition price of Gryphon was $146 million. Because a majority of the business is being transferred to other Markel business units, we have sold as licensed shells some of our insurance companies to recapture as much of our capital investment as possible. We sold the Calvert Insurance Company for $22 million in August 1999 and although not directly related to Gryphon, sold Investors Insurance Company as a shell for $54 million in January 2000. These transactions effectively enable us to re-allocate $76 million in capital. In addition, the gain on Calvert reduced goodwill by $6 million and the sale of Investors will represent a gain of $8 million.

     Our final objective is to manage the claims process in an effective manner and to maintain appropriate loss reserves for our outstanding exposures. In last year's report we said that we believed the Gryphon reserves were adequate but not with the margin of safety we would prefer. To date we have made a great deal of progress in evaluating, reserving and settling the outstanding claims. As might be expected, there have been some areas where we have had good news and some where we have been disappointed. Unfortunately, we had to deal with several lines of business where Gryphon did an extremely poor job of managing its risk. As a result we have continued to strengthen Gryphon loss reserves but are still slightly short of our desired margin of safety.

                               [LOGO OF MARKEL]

--------------------------------------------------------------------------------

                                    1999

     The process of merging the Gryphon organization into Markel involved a great deal of work by numerous associates throughout the organization. To the extent that this has prevented us from doing other things, it certainly represents an additional cost. However, we learned a great deal from this experience and developed new skills. We appreciate the extraordinary efforts of so many of our associates to make the Gryphon acquisition successful.

Planned Acquisition of Terra Nova

     In August 1999 we announced an agreement to acquire Terra Nova (Bermuda) Holdings, Ltd. Terra Nova is a specialty property and casualty insurance and reinsurance company with headquarters in Bermuda and principal operations in London. The Terra Nova business is split between direct insurance and reinsurance; the London market and Lloyd's; and marine and non-marine. It largely writes short tail business.

     Throughout the fall we worked with Terra Nova to begin the integration process and to complete the transaction. Unexpectedly, Terra Nova reported significant losses for the fourth quarter and for the year. As a result, in January we renegotiated this transaction and agreed to revised terms. The transaction is currently expected to close on March 24, 2000.

     In purchasing Terra Nova we believe we will acquire a high quality international insurance business at a fair price. While the company suffered from some recent problems and will probably finish the year 2000 with a combined ratio in excess of 100%, we believe that its people will embrace the Markel Style and return their focus to consistently earning underwriting profits.

     The total purchase price will be approximately $660 million. Approximately half is being paid in cash and half in securities. We expect to issue approximately 1.8 million common shares to complete this transaction. In addition, we will issue contingent value rights which are intended to increase the likelihood that a Terra Nova shareholder will be able to realize a minimum value of $185 for each share of Markel received. While the potential cost is very real, the contingent value rights will become worthless if our stock consistently trades over $185 in the next 30 months. We are always thoughtful about the cost of issuing stock and believe the contingent value rights were an effective way to complete this transaction and minimize the number of shares we would need to issue.

     Terra Nova is slightly larger than Markel. In 1999 its gross written premium was $865 million, and at December 31, 1999 its investment

                                         One of our strengths is that we have an
                                      experienced, talented and motivated staff.


--------------------------------------------------------------------------------

portfolio was $1.5 billion and its shareholders' equity was $439 million. Terra Nova has 698 associates in its organization. Acquiring Terra Nova gives Markel shareholders significant increases in premium volume and investment portfolio per share as shown on the following table. We believe this additional operating and financial leverage will add value to the company, although it will only do so when we achieve underwriting profitability. Book value per share also increases substantially, however, this is simply because we are issuing additional Markel stock at a price in excess of our book value.


                        MARKEL AND TERRA NOVA COMBINED
                        SELECTED PRO FORMA INFORMATION
                               DECEMBER 31, 1999
                     (in millions, except per share data)

                                                                Pro Forma
                                                    Markel      Combined
--------------------------------------------------------------------------------
Premium Volume                                      $  595       $1,460
Per Share                                           $  106       $  186

Investment Portfolio                                $1,623       $3,003
Per Share                                           $  290       $  409

Shareholders' Equity                                $  383       $  677
Per Share                                           $   69       $   92
--------------------------------------------------------------------------------
Investment Leverage                               4.2 to 1     4.4 to 1
================================================================================


The transaction will also add a significant amount of goodwill to our balance sheet. This will be amortized over 20 years so we will have an additional non-cash annual amortization charge. Goodwill on any balance sheet should be viewed with caution and only future results can truly validate its real value. We believe the premium volume, investments, business relationships and experienced staff will more than justify the goodwill.

     Since the transaction was announced in August, we have been working very closely with the Terra Nova organization to make the transition as seamless as possible. In most respects we share similar values and as a result we believe the transition will be smooth. The Markel Style and our "Commitment to Success" is being shared throughout the Terra Nova organization.

Expanding the Board and Management Team

     The acquisition also gives us the opportunity to strengthen our Board of Directors and our management team. We are particularly pleased that Nigel Rogers, Jack Byrne and Mark Byrne will be joining our Board of Directors. Nigel Rogers has been President and Chief Executive Officer of Terra Nova since May 1998 and has been working in the London insurance market for over 20 years. Nigel will continue to run our international operations following the transaction. Jack Byrne is a director and large shareholder of Terra Nova. He is also Chairman and Chief Executive Officer of White Mountains Insurance Group, a Bermuda-based reinsurance holding company. Jack has enjoyed a long and illustrious career in the insurance industry having previously served as a senior executive of both Fireman's Fund and GEICO. Mark Byrne is Jack's son and is also a director and shareholder of Terra Nova. Mark is Chairman and President of West End Capital Management (Bermuda) Limited, a Bermuda-based investment management company. Mark was previously a Managing Director, Global Fixed Income Arbitrage, for Credit Suisse First Boston.

     One of our strengths is that we have an experienced, talented and motivated staff. An unexpected benefit of acquiring Terra Nova is that it has created new opportunities for our associates. With our expanding organization we promoted Paul Springman to President of our North American operations. Paul previously served as President and Chief Operating Officer of one of our largest operating units, Shand/Evanston. Paul has over 20 years of experience in the insurance industry and is a past President of the National Association of Professional Surplus Lines Offices (NAPSLO). We are confident that Paul will help us continue to meet our performance objectives in our U.S. operations. Another change made possible by the acquisition is the transfer of Jeremy Cooke to Chief Operating Officer of Terra Nova in London. Jeremy previously served as President and Chief Executive Officer of our Investors

                               [LOGO OF MARKEL]

--------------------------------------------------------------------------------

                                    1999


Insurance Group. Jeremy began his career at Lloyd's over 25 years ago, then founded and built his own brokerage business which he sold in 1986. Jeremy is also a past President of NAPSLO. We are extremely pleased that Jeremy will be working with Nigel and his team in London.

     We are proud of the depth of the team we have built and our bench strength.

Quality Balance Sheet and Loss Reserves

     We have often stated that maintaining a quality balance sheet with a strong loss reserve position is a fundamental principle of our Company. In the past year many insurance companies had to fix balance sheet problems and acknowledge their corresponding underwriting problems. Our approach is to seek to maintain a high degree of confidence in the quality of our loss reserve provisions and to do so without being influenced by the desire to achieve short-term earnings goals. We continue to believe that our strong balance sheet means more than our quarterly earnings statement.

     This philosophy, coupled with our disciplined underwriting standards, puts us in a position to take advantage of volatility and market opportunities. Many others today are suffering from poor underwriting and in many cases, worse accounting. The economic reality created by these events is now manifesting itself. Our discipline, both in underwriting and in managing our balance sheet, is creating real business opportunities and value for our shareholders.

Acceptance Business

     In late December we were able to reach an agreement with Acceptance Insurance Companies to purchase the renewal rights to their excess and surplus business produced from their Scottsdale office. As a result we formed Markel Southwest Underwriters and staffed it with former associates of Acceptance. The business we retain will be priced and underwritten to our standards.

     In this transaction we are assuming none of the existing business. We will administer the runoff on behalf of Acceptance and may offer renewals in one of our companies based on our underwriting and pricing guidelines. Our goal is to manage this process to achieve an underwriting profit. We will be administering the runoff of approximately $100 million and expect to walk away from half or more of this business. As Paul Springman wrote to our new associates, "We fully expect that premium volume (at Markel Southwest) will fall this year, and will fall significantly! That's not only expected, it's OK! When we look at our numbers at the end of this year, the only meaningful barometer will

            We believe we have the people, the capital, and the business culture to respond quickly and efficiently to opportunities in the market.


--------------------------------------------------------------------------------

be the combined ratio, not the top line. No one should be concerned about market share. Our focus needs to be on underwriting profits."

     Paul's comments are a good example of our culture of focusing on underwriting results. This philosophy extends throughout our organization and is a major reason for our success.

Trends in the Market

     Beginning late in 1999 and continuing into this year we are seeing many more opportunities to write business on our terms and conditions. There are many examples of areas where companies are exiting classes of business that have proven to be difficult to write profitably. Additionally, many are looking to get rate increases. While it is far too early to call this a change in the market cycle, it represents the first time in many years that the insurance market environment showed any signs of improvement. There remains too much capacity in the industry, however, it is clear that the industry's return on this capital has been dismal. Maybe the time is coming when the industry will run its affairs to earn reasonable returns.

     We believe we have the people, the capital, and the business culture to respond quickly and efficiently to opportunities in the market.

Markel Associates

     As we enjoy the success of the past and look forward to our bright future, we are especially thankful for the hard work and zealous pursuit of excellence demonstrated by our 883 associates, nearly all of whom are also shareholders. Our greatest pleasure stems from the fact that we are building an outstanding organization. Our results depend on each associate making important contributions and achieving individual goals every day. These individuals working as a team make our success possible. They share a vision and a passion for what our Company represents and we are confident that they will help us continue that success into the future.

     On behalf of all our associates, we appreciate our shareholder partners, whose long-term confidence and support helps us achieve our goals.


/s/ Alan I. Kirshner
Alan I. Kirshner
Chairman of the Board and Chief Executive Officer

/s/ Anthony F. Markel
Anthony F. Markel
President and Chief Operating Officer

/s/ Steven A. Markel
Steven A. Markel
Vice Chairman

/s/ Darrell D. Martin
Darrell D. Martin
Executive Vice President and Chief Financial Officer

[PHOTO]
From left to right: Anthony F. Markel, Darrell D. Martin,
Steven A. Markel, Alan I. Kirshner

Markel Corporation & Subsidiaries
--------------------------------------------------------------------------------


BUSINESS OVERVIEW

     Markel Corporation (the Company), an insurance holding company, writes specialty insurance products and programs for a variety of niche markets through its insurance subsidiaries. The Company believes that its specialty product focus and niche market strategy enable it to develop expertise and specialized market knowledge.

Specialty Insurance
================================================================================

     The specialty insurance market differs significantly from the standard market. In the standard market, insurance rates and forms are highly regulated by state insurance departments, products and coverages are largely uniform with relatively predictable exposures, and companies tend to compete for customers on the basis of price. In contrast, the specialty market provides coverage for risks that do not fit the underwriting criteria of the standard carriers. Competition tends to focus less on price and more on availability, service and other value-based considerations. While specialty market exposures may have higher insurance risks than their standard market counterparts, Markel manages these risks to achieve higher financial returns. To reach its financial and operational goals, the Company must have extensive knowledge and expertise in its chosen markets. Most of the Company's risks are considered on an individual basis, and restricted limits, deductibles, exclusions and surcharges are employed in order to respond to distinctive risk characteristics.

Markets
================================================================================

     The Company competes in two distinct areas of the specialty insurance market: the Excess and Surplus Lines segment (E&S) and the Specialty Admitted segment. See note 18 in the notes to consolidated financial statements for additional segment reporting disclosures.

     The E&S market focuses on hard to place risks and risks that admitted insurers specifically refuse to write. E&S eligibility allows the Company's insurance subsidiaries to underwrite nonstandard market risks with more flexible policy forms and unregulated premium rates. This typically results in coverages that are more restrictive and more expensive than the standard admitted market. In 1998 the E&S market represented approximately $10 billion, or 3%, of the entire $297 billion property and casualty (P&C) industry.*

     The Company is the sixth largest domestic E&S writer in the United States as measured by direct premium writings.* Three of the Company's underwriting units, Excess and Surplus Lines, Professional/Products Liability, and Brokered Excess and Surplus Lines, write in the E&S market. In 1999, on a consolidated basis, the Company controlled $462 million of E&S business.

     The Company also writes business in the specialty admitted market. Most of these risks are unique and hard to place in the standard market, but for marketing and regulatory reasons, must remain with an admitted insurance company. In 1998 the specialty admitted market represented $9 billion, or 3%, of the entire P&C industry as measured by direct premium writings. The specialty admitted market is subject to more state regulation than the E&S market, particularly with regard to rate and form filing requirements, restrictions on the ability to exit lines of business, premium tax payments and membership in various state associations, such as state guaranty funds and assigned risk plans.

     Two of the Company's underwriting units, Specialty Program Insurance, and Specialty Personal and Commercial Lines, write in the specialty admitted market. In 1999, on a consolidated basis, the Company controlled $133 million of specialty admitted business.

     *According to the 1999 A.M. Best Company Special Report, Annual Review of the Excess and Surplus Lines Industry.

--------------------------------------------------------------------------------


Competition
================================================================================

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

Acquisitions
================================================================================

     GRYPHON. On January 15, 1999, as the result of the completion of a public tender offer, the Company acquired Gryphon Holdings, Inc. (Gryphon), a specialty property and casualty insurance group. The Company's results of operations reflect Gryphon's results since the acquisition date. Total consideration paid for Gryphon was approximately $145.7 million. In addition the Company assumed $55 million of Gryphon's debt.

     The Gryphon acquisition provided the Company with specialty insurance business that complements existing products and can produce underwriting profits. In addition at the date of acquisition, approximately $300 million of high quality fixed income investments were added to the Company's investment portfolio.

     In 1998 Gryphon strengthened loss reserves by approximately $25 million in response to development in environmental and asbestos claims and construction defect claims. The Company recognized the underwriting difficulties that Gryphon was experiencing prior to the acquisition and determined that Gryphon's operations would require significant reorganization to meet the Company's financial objectives. The Company moved quickly after the acquisition to discontinue all Gryphon programs that had historically produced underwriting losses (Gryphon discontinued programs). In 1999 the Company reduced Gryphon's gross premium volume by approximately 48% percent to $104.1 million. The Company expects to retain and further develop approximately $70 million of Gryphon's 1999 gross premium volume (Gryphon continuing programs). The Company believes that these programs can earn underwriting profits in the future. The Company has transferred the Gryphon continuing programs to its three E&S underwriting units in order to realize operating efficiencies and to leverage the Company's underwriting talent. A dedicated runoff unit has been established to aggressively manage the Gryphon discontinued programs.

Markel Corporation & Subsidiaries
--------------------------------------------------------------------------------


BUSINESS OVERVIEW (continued)

     TERRA NOVA. The Company originally announced an agreement to purchase Terra Nova (Bermuda) Holdings Ltd. (Terra Nova) in August of 1999. On January 26, 2000, subsequent to the Company's year end, the Company announced revised terms for the acquisition of Terra Nova. The new agreement was reached after preliminary information indicated that Terra Nova would report a loss for the year ended December 31, 1999.

     Pursuant to the revised terms of the merger agreement, purchase consideration will consist of approximately $325 million of cash, 1.8 million Markel common shares and 1.8 million Markel contingent value rights
     (CVR). The CVR's are intended to increase the likelihood that a Terra Nova shareholder will be able to realize a minimum value of $185 for each Markel share received. In addition, $175 million of Terra Nova debt will remain outstanding. The transaction which is subject to approval by the shareholders of both Markel and Terra Nova, the receipt of necessary regulatory approvals and other customary closing conditions is scheduled to close on March 24, 2000.

     Terra Nova writes specialty property, casualty, marine and aviation insurance on a direct and reinsurance basis. Business is written worldwide with the majority coming from the United Kingdom and United States. Terra Nova has a significant presence in the London Market through its subsidiaries, Terra Nova Insurance Company Limited, and its participation through Terra Nova Capital Limited in six Lloyd's syndicates managed by Octavian Syndicate Management Limited. Other Terra Nova subsidiaries include Terra Nova (Bermuda) Insurance Company Ltd., a specialty property and casualty insurance and reinsurance company operating in the Bermuda Market, and Compagnie de Reassurance D'Ile de France, a French reinsurance company based in Paris that transacts specialty treaty and facultative property reinsurance business internationally.

     Terra Nova's underwriting philosophy and corporate culture are similar to the Company's philosophy which will facilitate Terra Nova's integration into the Company. The acquisition of Terra Nova will provide the Company with additional opportunities to grow profitably in specialty insurance markets on a worldwide basis. In 1999 Terra Nova had gross premium volume of $865 million and at December 31, 1999, Terra Nova held an investment portfolio of $1.5 billion. After completion of the Terra Nova acquisition, the Company will realign its operations. Terra Nova will become the Company's international division (Markel International) and the Company's current domestic operations will be the United States division (Markel North America).

Underwriting Philosophy
================================================================================

     By focusing on market niches where it has underwriting expertise, the Company seeks to earn consistent underwriting profits. Underwriting profits are a key component of the Company's strategy. The ability to achieve consistent underwriting profits demonstrates knowledge and expertise, commitment to superior customer service and the ability to manage insurance risk. In 1999 the Company's combined ratio was 101%. When Gryphon was acquired, the Company expected underwriting losses in Gryphon's discontinued programs. The Company's 1999 underwriting loss was the result of the Gryphon discontinued programs. This represented the second time in the past fourteen years that the Company's combined ratio exceeded 100%. Excluding Gryphon, the Company's 1999 combined ratio was 96%. The Company is aggressively managing the runoff of the Gryphon discontinued programs and remains committed to underwriting profits as the key component of its financial strategy.

--------------------------------------------------------------------------------


     The following graph shows Markel's GAAP combined ratio as compared to the P&C industry for the past five years:


     COMBINED RATIOS

                                    [GRAPH]

                         1995   1996  1997  1998  1999*
                         ----   ----  ----  ----  ----

Markel Corporation        99%   100%   99%   98%  101%
Industry Average         107%   106%  102%  105%  108%

     * Source A.M. Best Co., Inc.
       Industry Average is estimated for 1999.



The Underwriting Units

     The Company has five core underwriting units focused on specific niches within the E&S and specialty admitted markets. Excess and Surplus Lines, Professional/Products Liability and Brokered Excess and Surplus Lines write business in the E&S market. Specialty Program Insurance and Specialty Personal and Commercial Lines write business in the specialty admitted market. During 1999 Gryphon continuing programs were moved to the Company's three E&S underwriting units. Gross premium volume from Gryphon discontinued programs will decline significantly in 2000 and will be administered by a runoff unit.

     TOTAL GROSS PREMIUM VOLUME ($595 million)

                                    [GRAPH]

                 Gryphon Discontinued Programs              7%
                 Specialty Personal and Commercial Lines    8%
                 Specialty Program Insurance               14%
                 Brokered Excess and Surplus Lines         14%
                 Professional/Products Liability           26%
                 Excess and Surplus Lines                  31%


     Excess and Surplus Lines

     The Excess and Surplus Lines unit (E&S unit) writes a variety of coverages, focusing on light-to-medium casualty exposures for businesses such as artisan contractors, habitational risks, restaurants and bars, child and adult care facilities, vacant properties, office buildings and light manufacturing operations. The E&S unit also writes property insurance on classes of business ranging from small, single location risks to large, multi-state, multi-location risks. Property coverages consist principally of fire and allied lines, such as windstorm, hail and water damage and more specialized property coverages. In addition the E&S unit offers coverages for heavier property risks, including earthquake, through its Essex special property (ESP) division. These risks are typically larger and are of a low frequency/high severity nature.

Markel Corporation & Subsidiaries
--------------------------------------------------------------------------------


BUSINESS OVERVIEW (continued)

     The E&S unit's inland marine facility provides coverages for risks that include motor truck cargo, logging equipment, warehouseman's legal liability, builder's risk, contractor's equipment and oil and gas rigs. The ocean marine facility writes risks that include marinas, hull coverage, cargo and builder's risk for yacht manufacturers.

     The E&S unit also includes several programs from Gryphon continuing lines. The largest of these programs is an earthquake-exposed California commercial property book. These programs contributed $46.3 million of gross premium volume to the E&S unit in 1999.

     Most of the E&S unit's business is generated by approximately 145 professional surplus lines general agents who have limited quoting and binding authority. ESP, brokerage inland marine and ocean marine produce business on a brokerage basis through approximately 80 wholesale brokers. The E&S unit seeks to be a substantial underwriter for its producers in order to enhance the likelihood of receiving the most desirable underwriting opportunities. The E&S unit writes the majority of its business in Essex Insurance Company (Essex). Essex is admitted in Delaware and is eligible to write E&S insurance in 49 states and the District of Columbia.

     EXCESS AND SURPLUS LINES
     GROSS PREMIUM VOLUME ($186 million)

                                    [GRAPH]

                         Other                     8%
                         Inland Marine             8%
                         Property                 10%
                         Casualty                 27%
                         Essex Special Property   47%


     Professional/Products Liability

     The Professional/Products Liability unit markets specialty professional liability coverages, including medical malpractice for physicians and specialized medical coverages, professional liability for lawyers, architects and engineers, insurance companies, agents and brokers, and management consultants. Errors and omissions coverage is targeted to emerging technology in the life science and information systems fields. Products liability insurance for manufacturers and distributors is provided through the special risks program. In addition, directors and officers liability coverage, and employment practices liability coverages are offered.

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

     The Professional/Products Liability unit also includes admitted professional liability programs from Gryphon continuing lines for directors and officers, architects, engineers and lawyers. These programs contributed $14.1 million of gross premium volume to the Professional/Products Liability unit in 1999.

--------------------------------------------------------------------------------


     Business is written nationwide and is developed through approximately 325 wholesale brokers. The Professional/ Products Liability unit writes the majority of its business in Evanston Insurance Company (EIC). EIC is admitted in Illinois and is eligible to write E&S insurance in 48 states and the District of Columbia. Admitted programs for these coverages are written in Deerfield Insurance Company (DIC).

     PROFESSIONAL/PRODUCTS LIABILITY
     GROSS PREMIUM VOLUME ($156 million)

                                    [GRAPH]

                Financial Institutions                       6%
                Architects and Engineers                     8%
                Other                                       11%
                Specified Professions                       16%
                Special Risks                               18%
                Employment Practices Liability              19%
                Medical Malpractice and Specified Medical   22%


     Brokered Excess And Surplus Lines

     The Brokered E&S unit is comprised of the following divisions: primary casualty, property and excess and umbrella. The primary casualty division's areas of expertise are hard to place, large general liability and products liability accounts. The majority of the general liability book of business is comprised of coverages for commercial and residential contractors. The division also specializes in writing manufacturing accounts with heavy products liability exposures. Examples include sporting goods manufacturers, toy manufacturers, truck trailer manufacturers and vitamin supply manufacturers. The property division focuses on monoline property and package coverages for mercantile, industrial, habitational and builder's risk exposures. The excess and umbrella division provides umbrella and excess coverages primarily for small commercial insureds.

     The Brokered E&S unit also includes a loan guarantee program from Gryphon continuing lines. This program contributed $7.3 million of gross premium volume in 1999.

     The unit operates through approximately 110 wholesale brokers and wrote the majority of its business in Investors Insurance Company of America (IICA) in 1999. On January 1, 2000, the Company sold IICA for the value of its insurance licenses and statutory surplus. The Company retained all of the Brokered E&S unit's loss reserves and in the future these programs will be written using the Company's other insurance subsidiaries.

     BROKERED EXCESS AND SURPLUS LINES
     GROSS PREMIUM VOLUME ($85 million)

                                    [GRAPH]

                           Loan Guarantee         8%
                           Property              18%
                           Excess and Umbrella   22%
                           Casualty              52%

Markel Corporation & Subsidiaries
--------------------------------------------------------------------------------


BUSINESS OVERVIEW (continued)

     Specialty Program Insurance

     Specialty Program Insurance focuses on providing total insurance programs for businesses engaged in similar, but highly specialized, activities. These activities typically do not fit the risk profiles of standard insurers which makes complete coverage difficult to obtain from a single insurer.

     The Specialty Program Insurance operation is organized into five product areas, which concentrate on particular markets and customer groups. Specialty Program Insurance writes commercial coverages for youth and recreation oriented organizations, such as children's summer camps, conference centers and youth organizations such as YM/YWCA's, Boys' and Girls' Clubs, child care centers, nursery and Montessori schools, gymnastic schools and martial arts and dance schools. The agriculture division specializes in insurance coverages for horse-related risks, such as horse mortality coverage, and property and liability coverages for horse farms and boarding, breeding and training facilities. Liability insurance for sports organizations, and accident and medical insurance for colleges, universities and private schools are sold through the sports liability, accident and medical division. The contract surety bond division provides surety bonds for small and transitional commercial building contractors. The recently added Markel Risk Solutions facility develops customized insurance products for a variety of commercial insureds.

     The majority of Specialty Program Insurance business is produced by approximately 3,600 retail insurance agents. Management grants very limited underwriting authority to carefully selected agents and controls agency business through regular audits and pre-approvals. Certain products and programs are also marketed directly to consumers or through wholesale producers. Specialty Program Insurance is underwritten by Markel Insurance Company (MIC). MIC is licensed to write P&C insurance in all 50 states, including its domicile state of Illinois, and the District of Columbia.

     SPECIALTY PROGRAM INSURANCE
     GROSS PREMIUM VOLUME ($83 MILLION)

                                    [GRAPH]

                 Other                                     6%
                 Child Care                                7%
                 Surety                                    7%
                 Health and Fitness                        9%
                 Sports Liability, Accident and Medical   23%
                 Camp and Youth Recreation                23%
                 Agriculture                              25%

--------------------------------------------------------------------------------


     Specialty Personal And Commercial Lines

     Specialty Personal and Commercial Lines markets and underwrites its insurance products in niche markets that are overlooked by large admitted carriers. The recreational products division concentrates on watercraft, yacht, motorcycle and property coverages. The watercraft program markets personal lines insurance coverage for personal watercraft, older boats and high performance boats; while small fishing ventures and small boat rentals are the focus of the commercial marine program. The yacht program is designed for experienced owners of moderately priced yachts. The motorcycle program's target market is mature riders of high value bikes. The property program provides coverage for dwellings which do not qualify for standard homeowners coverage.

     Specialty Personal and Commercial Lines products are characterized by high numbers of transactions, low average premiums and creative solutions for under-served and emerging markets. The unit distributes the watercraft, yacht and property products through wholesale and retail producers. The motorcycle program is marketed directly to the consumer, using direct mail, internet and telephone promotion as well as relationships with various motorcycle manufacturers, dealers and associations. The Specialty Personal and Commercial Lines unit writes the majority of its business in Markel American Insurance Company (MAIC). MAIC is licensed to write P&C business in 46 states, including its state of domicile, Virginia, and the District of Columbia.

     SPECIALTY PERSONAL AND COMMERCIAL LINES
     GROSS PREMIUM VOLUME ($50 million)

                                    [GRAPH]

                                Other        3%
                                Property    12%
                                Motorcycle  16%
                                Watercraft  31%
                                Yacht       38%

Reinsurance
================================================================================

     The Company enters into reinsurance agreements in order to reduce its liability on individual risks and to enable it to underwrite policies with higher limits. During the past several years, Markel has reduced its reliance on reinsurance by gradually increasing retentions on its profitable books of business.

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

Markel Corporation & Subsidiaries
--------------------------------------------------------------------------------


BUSINESS OVERVIEW (continued)

     The following table shows Markel's top ten active reinsurers at December 31, 1999. These ten reinsurers represent 50% of Markel's $421.9 million reinsurance recoverable.


Reinsurers                                 A.M. Best Rating       Reinsurance Recoverable
-------------------------------------------------------------------------------------------
                                                                  (dollars in thousands)
American Re-Insurance Company                     A++                  $   44,030
Odyssey America Reinsurance Corporation           A                        30,863
GE Reinsurance Corporation                        A++                      30,047
Zurich Reinsurance (North America) Inc.           A+                       17,876
St. Paul Fire and Marine Insurance Company        A+                       16,971
Trenwick America Reinsurance Corporation          A                        16,146
Folksamerica Reinsurance Company                  A                        14,277
Odyssey Reinsurance Corporation                   A-                       14,066
NAC Reinsurance Corporation                       A+                       13,813
Swiss Reinsurance America Corporation             A+                       13,279

Other reinsurers                                 --                       210,501
-------------------------------------------------------------------------------------------
Total reinsurance recoverable on paid and unpaid losses                 $ 421,869
===========================================================================================

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

Investments
================================================================================

     The Company's business philosophy clearly recognizes the importance of both underwriting profits and superior investment returns to build shareholder value. The Company relies on sound underwriting practices to produce investable funds with minimum underwriting risk. Approximately three quarters of the Company's investable assets come from premiums paid by policyholders. Policyholder funds are invested predominately in high quality corporate, government and municipal bonds with relatively short durations. The balance, comprised of shareholder funds, is available to be invested in equity securities, which over the long run, have produced higher returns relative to fixed income investments. The Company seeks to invest in companies with the potential for appreciation and hold these investments over the long term. Officers of the Company manage the investment portfolio.

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

--------------------------------------------------------------------------------


     The ultimate success of the Company's investment strategy can be analyzed from the review of total investment returns over several years. The following table presents taxable equivalent total returns for Markel's investment portfolio for the past five years:

     ANNUAL TAXABLE EQUIVALENT TOTAL RETURNS
     ---------------------------------------

                                                                         5 Year     10 Year
                                                                        Weighted   Weighted
                                                                         Average    Average
                                       Years Ended December 31,          Annual     Annual
                                1995    1996     1997    1998   1999     Return     Return
     --------------------------------------------------------------------------------------
     Equities                  29.7%   26.9%    31.4%   13.3%  (10.3%)    13.9%      13.1%
     Fixed maturities          13.9%    4.8%     9.2%    7.6%    0.9%      6.5%       6.9%
     Total portfolio           15.7%    7.5%    12.8%    8.9%   (1.3%)     7.5%       7.7%
     --------------------------------------------------------------------------------------
     Ending portfolio
     balance (in millions)    $ 909  $1,131   $1,408  $1,481  $1,623
     ======================================================================================

     The Company's 1999 investment performance was impacted by the decline in market value of its fixed maturity and equity portfolios. The fixed maturity portfolio's market value declined primarily as a result of higher interest rates in 1999. The equity portfolio's market value decline was primarily a result of a concentration in the financial services sector. The Company's disciplined, value-oriented investment approach has generated solid results over a long period of time. The Company remains committed to its investment philosophy.

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

     The Company's fixed maturity portfolio has an average rating of "AA," with 87% rated "A" or better by at least one nationally recognized rating organization. The Company's policy is to invest in securities which are rated investment grade and to minimize its investments in fixed maturity securities that are unrated or rated below investment grade.

     The following chart shows the Company's fixed maturity portfolio, at estimated fair value, by rating category at December 31, 1999:

     CREDIT QUALITY OF FIXED MATURITY PORTFOLIO ($1,177 million)

                                    [GRAPH]

                        Other                   3%
                        BBB                    10%
                        A                      29%
                        AAA/AA                 58%

Markel Corporation & Subsidiaries
--------------------------------------------------------------------------------


BUSINESS OVERVIEW (continued)

Shareholder Value
================================================================================

     The Company's financial goals are to earn consistent underwriting profits and superior investment returns to build shareholder value. More specifically, the Company assesses its effectiveness in building shareholder value through the measurement of growth in book value per share. The Company believes that growth in book value per share is the most comprehensive measure of its success due to the fact that it includes all underwriting and investing results. The Company has a stated objective to grow book value per share by 20% annually. For the year ended December 31, 1999, book value declined 11% due to the decline in market value of the Company's investment portfolio. Over the past five years, the Company has grown book value per share at a compound annual rate of 22%. The following graph presents Markel's book value per share for the past five years:

                                    [GRAPH]

                              BOOK VALUE PER SHARE

                1995      1996      1997      1998      1999
                ----      ----      ----      ----      ----
                                 $ per share

                39.37     49.16     65.18     77.02     68.59


Regulatory Environment
================================================================================

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

     The Company is also subject to state laws regulating insurance holding companies. Under these laws, insurance departments may, at any time, examine the Company, require disclosure of material transactions by the holding company, require approval of certain extraordinary transactions, such as extraordinary dividends from an insurance subsidiary to the holding company, or require prior approval of changes in control of an insurer or an insurance holding company. Generally, "control" for these purposes is defined as ownership or voting power of 10% or more of a company's shares.

     The laws of the domicile states of the Company's insurance subsidiaries govern the amount of dividends which may be paid to the Company. Generally, statutes in the domicile states of the Company's insurance subsidiaries require prior approval for payment of "extraordinary" as opposed to "ordinary" dividends. At December 31, 1999, the Company's insurance subsidiaries could pay up to $60.9 million during the following twelve months under the ordinary dividend regulations without prior regulatory approval.

--------------------------------------------------------------------------------


Ratings
================================================================================

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

     Best has assigned the Company's insurance subsidiaries a group rating of "A" (excellent) with the exception of Associated International Insurance Company (AIIC) and Deerfield Insurance Company (DIC), which were acquired in the Gryphon transaction. AIIC and DIC are rated "A-" (excellent) by Best. In addition the Company's insurance subsidiaries with the exception of AIIC, are rated "A+" (strong financial security) by S&P and "A+" (high claims paying ability) by Duff & Phelps.

     The Company's ratings are currently under review as a result of the pending acquisition of Terra Nova.

Associates
================================================================================

     At December 31, 1999, the Company and its consolidated subsidiaries employed 883 persons, four of whom were executive officers.

     The Company believes that, as a service organization, its continued profitability and growth are dependent upon the talent and enthusiasm its associates bring to their jobs. The Company has structured incentive compensation plans and stock purchase plans to encourage associates to think and act like owners. Associates are offered many opportunities to become shareholders. Every associate eligible to participate in the Company's retirement program, a 401(k) plan, receives a portion of the Company's contribution in Markel stock and may purchase stock with their own contributions. Stock may be acquired through a payroll deduction plan, and associates have been given the opportunity to purchase stock with interest financing partially subsidized by the Company. Under Markel's incentive compensation plans, associates may earn a meaningful bonus based on individual and Company performance. At December 31, 1999, the Company estimated associates' ownership, including executive officers and directors, at approximately 32% of the Company. The Company believes that employee stock ownership and rewarding value-added performance aligns associates' interests with the interests of non-employee shareholders.

Markel Corporation & Subsidiaries
--------------------------------------------------------------------------------


SELECTED FINANCIAL DATA (dollars in millions, except per share data)

                                              ----------------------------------
                                                1999         1998         1997
                                              ----------------------------------
RESULTS OF OPERATIONS (1)
--------------------------------------------------------------------------------
Earned premiums                               $   437      $   333      $   333
Net investment income                              88           71           69
Total operating revenues                          524          426          419
Net income                                         41           57           50
Comprehensive income (loss)                       (40)          68           92
--------------------------------------------------------------------------------

FINANCIAL POSITION (1)(2)(3)
--------------------------------------------------------------------------------
Total investments                             $ 1,623      $ 1,481      $ 1,408
Total assets                                    2,455        1,921        1,870
Unpaid losses and loss adjustment expenses      1,344          934          971
Long-term debt                                    168           93           93
8.71% Capital Securities                          150          150          150
Shareholders' equity                              383          425          357
--------------------------------------------------------------------------------

OTHER OPERATING DATA PER DILUTED SHARE (4)
--------------------------------------------------------------------------------
Core operations                               $  8.17      $  8.10      $  7.43
Net realized gains (losses)                     (0.10)        2.37         1.82
Nonrecurring items                                 --           --           --
Amortization expense                            (0.87)       (0.30)       (0.33)
Net income                                    $  7.20      $ 10.17      $  8.92
--------------------------------------------------------------------------------

PER SHARE DATA
--------------------------------------------------------------------------------
Common shares outstanding (in thousands)        5,590        5,522        5,474
Total investments                             $290.36      $268.22      $257.27
Book value                                    $ 68.59      $ 77.02      $ 65.18
Growth in book value                              (11%)         18%          33%
5-Year CAGR in book value (5)                      22%          23%          26%
Closing stock price                           $155.00      $181.00      $156.13
--------------------------------------------------------------------------------

RATIO ANALYSIS
--------------------------------------------------------------------------------
GAAP combined ratio                               101%          98%          99%
Investment yield (6)                                5%           5%           5%
Total return (7)                                   (2%)          7%          11%
Debt to total capital (8)                          35%          25%          28%
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
(1) In December 1990, the Company acquired the remaining ownership interests of a previously unconsolidated subsidiary, Shand/Evanston Group, Inc. (Shand/Evanston). Assets and liabilities reflect the consolidation of Shand/Evanston beginning in 1990, and income reflects the consolidation of the revenues and expenses of Shand/Evanston in 1991 and subsequent years.
(2) The change in accounting for net unrealized gains (losses) on fixed maturities in accordance with provisions of Statement of Financial Accounting Standards No. 115 affects 1993 and subsequent years.
(3) The gross reinsurance reporting provisions of Statement of Financial Accounting Standards No. 113 affect 1992 and subsequent years.

--------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
     1996           1995           1994           1993           1992          1991           1990        10-Year CAGR (5)
----------------------------------------------------------------------------------------------------------------------------
   $   307        $   285        $   243        $   193        $   153        $   152        $    33             34%
        51             43             29             24             27             31              7             33%
       367            344            280            235            206            223             73             27%
        47             34             19             24             26             14              6             11%
        56             75            (10)            34             26             39              5             --
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
   $ 1,131        $   909        $   612        $   597        $   434        $   415        $   360             38%
     1,605          1,315          1,103          1,135          1,129            700            670             29%
       936            734            653            688            733            346            302             --
       115            107            101             78            101             94            127             --
        --             --             --             --             --             --             --             --
       268            213            139            151            109             83             55             20%
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
   $  6.03        $  5.15        $  3.77        $  3.31        $  3.03        $  2.63        $  1.76             20%
      0.58           1.39           0.45           1.83           0.89           0.94           0.13             --
      2.05             --             --             --           1.90           0.28          (0.41)            --
     (0.36)         (0.39)         (0.89)         (0.91)         (1.18)         (1.15)         (0.43)            --
   $  8.30        $  6.15        $  3.33        $  4.23        $  4.64        $  2.70        $  1.05             11%
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
     5,458          5,422          5,387          5,414          5,403          5,332          5,323             --
   $207.18        $167.57        $113.55        $110.27        $ 80.27        $ 77.91        $ 67.59             37%
   $ 49.16        $ 39.37        $ 25.71        $ 27.83        $ 20.24        $ 15.59        $ 10.27             19%
        25%            53%            (8%)           38%            30%            52%           (12%)           --
        26%            31%            17%            25%            34%            35%            --             --
   $ 90.00        $ 75.50        $ 41.50        $ 39.38        $ 31.25        $ 22.00        $ 11.75             --
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
       100%            99%            97%            97%            97%           106%            81%            --
         5%             6%             5%             5%             6%             7%            10%            --
         8%            15%            (2%)           11%             7%            16%             8%            --
        30%            33%            42%            34%            48%            53%            70%            --
----------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
(4) In evaluating its operating performance, the Company focuses on core underwriting and investing results (core operations) before considering net gains or losses from the sale of investments, amortization expense and any nonrecurring items. These measures do not replace operating income or net income computed in accordance with generally accepted accounting principles as a measure of profitability.
(5)  CAGR--compound annual growth rate.
(6) Investment yield reflects net investment income as a percent of average invested assets.
(7) Total return includes net investment income, net realized investment gains or losses and the change in market value of the investment portfolio during the period as a percent of average invested assets.
(8) The 8.71% Capital Securities contain equity-like features including the Company's option to defer interest payments for five years and a forty-nine year term. Due to these unique features, the Company considers the 8.71% Capital Securities as 50% debt and 50% equity for calculation purposes.

Markel Corporation & Subsidiaries
--------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS

                                                                                                  December 31,
                                                                                           --------------------------
                                                                                              1999            1998
---------------------------------------------------------------------------------------------------------------------
                                                                                             (dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value
     Fixed maturities (cost of $1,214,603 in 1999 and $1,041,155 in 1998)                  $1,177,151      $1,070,978
     Equity securities (cost of $243,145 in 1999 and $200,004 in 1998)                        304,241         317,887
     Short-term investments (estimated fair value approximates cost)                          141,747          92,228
---------------------------------------------------------------------------------------------------------------------
     TOTAL INVESTMENTS, AVAILABLE-FOR-SALE                                                  1,623,139       1,481,093
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                                       1,813           1,527
Receivables                                                                                    98,681          68,138
Reinsurance recoverable on unpaid losses                                                      378,738         198,288
Reinsurance recoverable on paid losses                                                         43,131          21,205
Deferred policy acquisition costs                                                              50,800          40,471
Prepaid reinsurance premiums                                                                   69,591          42,241
Intangible assets                                                                              92,314          35,298
Other assets                                                                                   97,098          33,003
---------------------------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                                          $2,455,305      $1,921,264
=====================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses                                                 $1,343,616      $  933,830
Unearned premiums                                                                             276,910         205,908
Payables to insurance companies                                                                60,706          22,715
Long-term debt (estimated fair value of $163,881 in 1999 and $96,931 in 1998)                 167,984          93,219
Other liabilities                                                                              72,670          90,291
Company-Obligated Mandatorily Redeemable Preferred Capital Securities
     of Subsidiary Trust Holding Solely Junior Subordinated Deferrable
     Interest Debentures of Markel Corporation (estimated fair value
     of $124,500 in 1999 and $144,453 in 1998)                                                150,000         150,000
---------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                                                      2,071,886       1,495,963
---------------------------------------------------------------------------------------------------------------------
Shareholders' equity
     Common stock                                                                              25,625          25,415
     Retained earnings                                                                        342,426         303,878
     Accumulated other comprehensive income
         Net unrealized holding gains on fixed maturities and equity securities,
         net of taxes of $8,276 in 1999 and $51,698 in 1998                                    15,368          96,008
---------------------------------------------------------------------------------------------------------------------
     TOTAL SHAREHOLDERS' EQUITY                                                               383,419         425,301
Commitments and contingencies
---------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $2,455,305      $1,921,264
=====================================================================================================================

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                         Years Ended December 31,
                                                               ---------------------------------------------
                                                                  1999           1998            1997
------------------------------------------------------------------------------------------------------------
                                                             (dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums                                                $ 437,196       $ 333,267       $ 332,878
Net investment income                                             87,681          71,046          68,653
Net realized gains (losses) from investment sales                   (897)         20,558          15,834
Other                                                                341           1,130           1,682

------------------------------------------------------------------------------------------------------------
     TOTAL OPERATING REVENUES                                    524,321         426,001         419,047
============================================================================================================

OPERATING EXPENSES
Losses and loss adjustment expenses                              283,630         203,336         210,061
Underwriting, acquisition and insurance expenses                 156,703         124,841         120,076
Amortization of intangible assets                                  5,398           2,033           2,435
------------------------------------------------------------------------------------------------------------
     TOTAL OPERATING EXPENSES                                    445,731         330,210         332,572
------------------------------------------------------------------------------------------------------------
     OPERATING INCOME                                             78,590          95,791          86,475
============================================================================================================
Interest expense                                                  25,150          20,406          20,124
------------------------------------------------------------------------------------------------------------
     INCOME BEFORE INCOME TAXES                                   53,440          75,385          66,351
Income tax expense                                                12,826          18,092          15,924
------------------------------------------------------------------------------------------------------------
     NET INCOME                                                $  40,614       $  57,293       $  50,427
============================================================================================================

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on securities, net of taxes
     Net holding gains (losses) arising during the period      $ (81,223)      $  24,112       $  51,800
     Less reclassification adjustments for gains (losses)
         included in net income                                      583         (13,363)        (10,292)
------------------------------------------------------------------------------------------------------------
     TOTAL OTHER COMPREHENSIVE INCOME (LOSS)                     (80,640)         10,749          41,508
------------------------------------------------------------------------------------------------------------
     COMPREHENSIVE INCOME (LOSS)                               $ (40,026)      $  68,042       $  91,935
============================================================================================================
NET INCOME PER SHARE
     Basic                                                     $    7.27       $   10.41       $    9.20
     Diluted                                                   $    7.20       $   10.17       $    8.92
============================================================================================================

See accompanying notes to consolidated financial statements.

Markel Corporation & Subsidiaries
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                                   Accumulated
                                                                                                      Other
                                                         Common        Common        Retained     Comprehensive
                                                         Shares         Stock        Earnings         Income           Total
--------------------------------------------------------------------------------------------------------------------------------
                                                                                  (in thousands)
Shareholders' Equity at January 1, 1997                   5,458       $  24,347      $ 200,237       $  43,751       $ 268,335
     Net income                                              --              --         50,427              --          50,427
     Net unrealized holding gains
         arising during the period, net of taxes             --              --             --          41,508          41,508
--------------------------------------------------------------------------------------------------------------------------------
         Comprehensive income                                                                                           91,935
     Issuance of common stock                                41             313             --              --             313
     Repurchase of common stock                             (25)             --         (3,771)             --          (3,771)
     Other                                                   --              --             (8)             --              (8)
--------------------------------------------------------------------------------------------------------------------------------
Shareholders' Equity at December 31, 1997                 5,474          24,660        246,885          85,259         356,804
     Net income                                              --              --         57,293              --          57,293
     Net unrealized holding gains
         arising during the period, net of taxes             --              --             --          10,749          10,749
--------------------------------------------------------------------------------------------------------------------------------
         Comprehensive income                                                                                           68,042
     Issuance of common stock                                50             755             --              --             755
     Repurchase of common stock                              (2)             --           (300)             --            (300)
--------------------------------------------------------------------------------------------------------------------------------
Shareholders' Equity at December 31, 1998                 5,522          25,415        303,878          96,008         425,301
     Net income                                              --              --         40,614              --          40,614
     Net unrealized holding losses
         arising during the period, net of taxes             --              --             --         (80,640)        (80,640)
--------------------------------------------------------------------------------------------------------------------------------
         Comprehensive loss                                                                                            (40,026)
     Issuance of common stock                                81             210             --              --             210
     Repurchase of common stock                             (13)             --         (2,066)             --          (2,066)
--------------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY AT DECEMBER 31, 1999                 5,590       $  25,625      $ 342,426       $  15,368       $ 383,419
================================================================================================================================

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                Years Ended December 31,
                                                                                 ---------------------------------------------------
                                                                                     1999              1998              1997
------------------------------------------------------------------------------------------------------------------------------------

                                                                                             (dollars in thousands)
OPERATING ACTIVITIES
Net income                                                                       $    40,614       $    57,293       $    50,427
Adjustments to reconcile net income to net cash provided
   by operating activities
     Deferred income tax expense (benefit)                                             9,477             6,950              (557)
     Depreciation and amortization                                                    12,855             7,296             7,307
     Net realized (gains) losses from investment sales                                   897           (20,558)          (15,834)
     Decrease (increase) in receivables                                               (2,461)            5,758            (2,669)
     Decrease (increase) in deferred policy acquisition costs                             66            (3,655)            1,163
     Increase (decrease) in unpaid losses and loss adjustment expenses, net          (34,238)          (15,885)           16,789
     Increase (decrease) in unearned premiums, net                                    (9,192)           10,610            (2,914)
     Increase (decrease) in payables to insurance companies                            8,174            (6,433)            5,278
     Increase (decrease) in current income taxes                                      (6,819)            3,084             4,313
     Other                                                                           (18,815)           (4,516)            5,340
------------------------------------------------------------------------------------------------------------------------------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                                       558            39,944            68,643
====================================================================================================================================


INVESTING ACTIVITIES
Proceeds from sales of fixed maturities and equity securities                      1,069,006           405,561           636,212
Proceeds from maturities of fixed maturities                                          52,708           127,526            55,722
Cost of fixed maturities and equity securities purchased                            (945,927)         (574,310)         (863,785)
Net change in short-term investments                                                 (49,519)             (484)          (40,237)
Sales (acquisition) of insurance companies, net of cash                             (129,960)            4,689             9,230
Net proceeds from sale of building                                                        --                --             6,500
Additions to property and equipment                                                   (4,026)           (2,717)           (4,612)
Other                                                                                 (6,797)             (446)             (177)
------------------------------------------------------------------------------------------------------------------------------------
         NET CASH USED BY INVESTING ACTIVITIES                                       (14,515)          (40,181)         (201,147)
====================================================================================================================================


FINANCING ACTIVITIES
Net proceeds from issuance of Company-Obligated Mandatorily
     Redeemable Preferred Capital Securities                                              --                --           148,123
Additions to long-term debt                                                          115,000                --                --
Repayments and repurchases of long-term debt                                         (95,288)               --           (21,577)
Other                                                                                 (5,469)              455            (3,787)
------------------------------------------------------------------------------------------------------------------------------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                    14,243               455           122,759
====================================================================================================================================


Increase (decrease) in cash and cash equivalents                                         286               218            (9,745)
Cash and cash equivalents at beginning of year                                         1,527             1,309            11,054
------------------------------------------------------------------------------------------------------------------------------------
         CASH AND CASH EQUIVALENTS AT END OF YEAR                                $     1,813       $     1,527       $     1,309
====================================================================================================================================


See accompanying notes to consolidated financial statements.

Markel Corporation & Subsidiaries
--------------------------------------------------------------------------------

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

d) DEFERRED POLICY ACQUISITION COSTS. Costs directly related to the acquisition of insurance premiums, such as commissions to agents and brokers, are deferred and amortized over the related policy period, generally one year. If it is determined that future policy revenues on existing policies are not adequate to cover related costs and expenses, deferred policy acquisition costs are charged to earnings. The Company does not consider anticipated investment income in determining whether a premium deficiency exists.

e) PROPERTY AND EQUIPMENT. Owned property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization of property and equipment are calculated using the straight-line method over the estimated useful lives.

f) INTANGIBLE ASSETS. Policy renewal rights represent the value attributable to renewal rights for lines of businesses acquired and are amortized using either the straight-line or accelerated methods over the estimated lives of the businesses acquired, generally over three to ten years. Goodwill is amortized using the straight-line method, generally from 20 to 40 years. The Company assesses the recoverability of goodwill by determining whether the amortization of the balance over its remaining life can be recovered through the undiscounted future operating cash flows of the acquired operations.

g) REVENUE RECOGNITION. Insurance premiums are earned on a pro rata basis over the policy period, generally one year. The cost of reinsurance is initially recorded as prepaid reinsurance premiums and is amortized over the reinsurance contract period in proportion to the amount of insurance protection provided. Profit-sharing commissions from reinsurers are recognized when earned and are netted against policy acquisition costs. The Company estimates reinsurance profit commissions earned based on reserve development studies. Premiums ceded are netted against premiums written.

--------------------------------------------------------------------------------

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

i) INCOME TAXES. Deferred tax assets and liabilities are recorded in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Under SFAS No. 109, the Company records deferred income taxes which reflect the net tax effect of the temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and their respective tax bases.

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

m) COMPREHENSIVE INCOME (LOSS). Comprehensive income (loss) represents all changes in equity of an enterprise that result from recognized transactions and other economic events of the period. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income (loss) but excluded from net income, such as unrealized gains or losses on certain investments in debt and equity securities and foreign currency items.

n) DERIVATIVES. The Company occasionally uses derivative financial instruments to hedge foreign currency risk and market risk in its investment portfolio. When held, derivative instruments are matched against specific securities, and their fair values are determined based on current settlement costs. Derivative positions held by the Company at December 31, 1999 and 1998 were immaterial.

o) RECLASSIFICATIONS. Certain reclassifications of prior years' amounts have been made to conform with 1999 presentations.

Markel Corporation & Subsidiaries
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


2. Investments

a) Following is a summary of investments (dollars in thousands):


                                                                       December 31, 1999
                                                   --------------------------------------------------------------
                                                                     Gross           Gross           Estimated
                                                   Amortized      Unrealized      Unrealized           Fair
                                                      Cost           Gains           Losses            Value
-----------------------------------------------------------------------------------------------------------------
Fixed maturities
     U.S. Treasury securities and obligations
         of U.S. government agencies               $  189,157      $      127      $   (4,697)      $  184,587
     Obligations of states, municipalities
         and political subdivisions                   426,497           1,147         (11,305)         416,339
     Public utilities                                  81,457              --          (5,793)          75,664
     Convertibles and bonds with warrants              14,864             371            (534)          14,701
     All other corporate bonds                        502,628             350         (17,118)         485,860
-----------------------------------------------------------------------------------------------------------------
     Total fixed maturities                         1,214,603           1,995         (39,447)       1,177,151
Equity securities
     Banks, trusts and insurance companies             91,342          35,383          (6,550)         120,175
     Industrial, miscellaneous and all other          151,171          45,032         (12,225)         183,978
     Nonredeemable preferred stock                        632              --            (544)              88
-----------------------------------------------------------------------------------------------------------------
     Total equity securities                          243,145          80,415         (19,319)         304,241
Short-term investments                                141,747              --              --          141,747
-----------------------------------------------------------------------------------------------------------------
     TOTAL INVESTMENTS                             $1,599,495      $   82,410      $  (58,766)      $1,623,139
=================================================================================================================


                                                                       December 31, 1998
                                                   --------------------------------------------------------------
                                                                     Gross           Gross           Estimated
                                                   Amortized      Unrealized      Unrealized           Fair
                                                      Cost           Gains           Losses            Value
-----------------------------------------------------------------------------------------------------------------
Fixed maturities
     U.S. Treasury securities and obligations
         of U.S. government agencies               $  199,655      $    4,376      $     (937)      $  203,094
     Obligations of states, municipalities
         and political subdivisions                   425,904          13,584            (207)         439,281
     Public utilities                                  37,086           1,030             (37)          38,079
     Convertibles and bonds with warrants              12,528             442            (151)          12,819
     All other corporate bonds                        365,982          13,219          (1,496)         377,705
-----------------------------------------------------------------------------------------------------------------
     Total fixed maturities                         1,041,155          32,651          (2,828)       1,070,978
Equity securities
     Banks, trusts and insurance companies             86,526          61,898            (454)         147,970
     Industrial, miscellaneous and all other          112,780          60,917          (5,259)         168,438
     Nonredeemable preferred stock                        698             794             (13)           1,479
-----------------------------------------------------------------------------------------------------------------
     Total equity securities                          200,004         123,609          (5,726)         317,887
Short-term investments                                 92,228              --              --           92,228
-----------------------------------------------------------------------------------------------------------------
     TOTAL INVESTMENTS                             $1,333,387      $  156,260      $   (8,554)      $1,481,093
=================================================================================================================

--------------------------------------------------------------------------------

b) The amortized cost and estimated fair value of fixed maturities at December 31, 1999 are shown below by contractual maturity (dollars in thousands):

                                                                     Estimated
                                                  Amortized            Fair
                                                    Cost               Value
--------------------------------------------------------------------------------
Due in one year or less                         $   33,992          $   33,922
Due after one year through five years              192,974             190,926
Due after five years through ten years             381,698             373,240
Due after ten years                                605,939             579,063
--------------------------------------------------------------------------------
     TOTAL                                      $1,214,603          $1,177,151
================================================================================

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

c)  Components of net investment income are as follows (dollars in thousands):

                                                   Years Ended December 31,
                                             -----------------------------------
                                               1999          1998          1997
--------------------------------------------------------------------------------
Interest
     Municipal bonds (tax-exempt)            $21,708       $20,169       $16,130
     Taxable bonds                            54,157        42,560        43,051
     Short-term investments, including
         overnight deposits                    2,995         2,389         3,986
Dividends on equity securities                11,922         9,602         8,670
--------------------------------------------------------------------------------
                                              90,782        74,720        71,837
Less Investment expenses                       3,101         3,674         3,184
--------------------------------------------------------------------------------
     NET INVESTMENT INCOME                   $87,681       $71,046       $68,653
================================================================================

Markel Corporation & Subsidiaries
--------------------------------------------------------------------------------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


2. Investments (continued)

d) The following table presents the Company's realized gains and losses from investment sales and the change in gross unrealized gains (losses) (dollars in thousands):

                                                   Years Ended December 31,
                                            ------------------------------------
                                               1999         1998         1997
--------------------------------------------------------------------------------
Realized gains
     Fixed maturities                       $   6,586    $   6,201    $   9,454
     Equity securities                         19,578       19,168       12,568
--------------------------------------------------------------------------------
                                               26,164       25,369       22,022
--------------------------------------------------------------------------------
Realized losses
     Fixed maturities                         (20,240)      (1,376)      (4,615)
     Equity securities                         (6,821)      (3,435)      (1,573)
--------------------------------------------------------------------------------
                                              (27,061)      (4,811)      (6,188)
--------------------------------------------------------------------------------
     NET REALIZED GAINS (LOSSES)
       From Investment Sales                $    (897)   $  20,558    $  15,834
================================================================================
Change in gross unrealized gains (losses)
     Fixed maturities                       $ (67,275)   $   4,439    $  18,911
     Equity securities                        (56,787)      12,099       44,947
--------------------------------------------------------------------------------
     NET INCREASE (DECREASE)                $(124,062)   $  16,538    $  63,858
================================================================================

e) Investments with a carrying value of $41.7 million and $28.9 million were on deposit with regulatory authorities at December 31, 1999 and 1998, respectively.

f) At December 31, 1999, there were no investments in any one issuer that exceeded 10% of shareholders' equity.

================================================================================

3. Receivables

Following are the components of receivables (dollars in thousands):

                                                                December 31,
                                                           ---------------------
                                                             1999         1998
--------------------------------------------------------------------------------
Agents' balances and premiums in course of collection      $84,794      $52,507
Less Allowance for doubtful receivables                      3,283        3,113
--------------------------------------------------------------------------------
                                                            81,511       49,394
Other                                                       17,170       18,744
--------------------------------------------------------------------------------
     RECEIVABLES                                           $98,681      $68,138
================================================================================

--------------------------------------------------------------------------------

4. Deferred Policy Acquisition Costs


The following reflects the amounts of policy costs deferred and amortized (dollars in thousands):

                                                  Years Ended December 31,
                                            ------------------------------------
                                               1999         1998         1997
--------------------------------------------------------------------------------
Balance, beginning of year                  $  40,471    $  36,816    $  37,979
Policy acquisition costs deferred             104,861       85,041       79,356
Amortization charged to expense               (94,532)     (81,386)     (80,519)
--------------------------------------------------------------------------------
     DEFERRED POLICY ACQUISITION COSTS      $  50,800    $  40,471    $  36,816
================================================================================

The following reflects the components of underwriting, acquisition and insurance expenses (dollars in thousands):

                                                  Years Ended December 31,
                                            ------------------------------------
                                               1999         1998         1997
--------------------------------------------------------------------------------
Amortization of policy acquisition costs    $  94,532    $  81,386    $  80,519
Other operating expenses                       62,171       43,455       39,557
--------------------------------------------------------------------------------
     UNDERWRITING, ACQUISITION AND
         INSURANCE EXPENSES                 $ 156,703    $ 124,841    $ 120,076
================================================================================

5. Property and Equipment

Following are the components of property and equipment which are included in other assets on the consolidated balance sheets (dollars in thousands):

                                                             December 31,
                                                      --------------------------
                                                         1999            1998
--------------------------------------------------------------------------------
Land                                                   $    --         $ 1,066
Leasehold improvements                                   3,010             995
Furniture and equipment                                 31,699          26,292
Other                                                       96             121
--------------------------------------------------------------------------------
                                                        34,805          28,474
Less Accumulated depreciation and amortization          24,894          20,493
--------------------------------------------------------------------------------
     PROPERTY AND EQUIPMENT                            $ 9,911         $ 7,981
================================================================================

Depreciation and amortization expense of property and equipment was $4.0 million, $4.1 million and $3.5 million for the years ended December 31, 1999, 1998 and 1997, respectively.

Total rental expense for the years ended December 31, 1999, 1998 and 1997 was approximately $5.8 million, $4.9 million and $4.2 million, respectively.

Markel Corporation & Subsidiaries
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


5. Property and Equipment (continued)


The Company has facilities and furniture and equipment under operating leases with remaining terms ranging from 1 month to 120 months.

Minimum annual rental commitments for noncancelable operating leases at December 31, 1999 are as follows (dollars in thousands):

Years Ending December 31,
--------------------------------------------------------------------------------
     2000                                                 $  6,817
     2001                                                    7,004
     2002                                                    6,885
     2003                                                    6,620
     2004                                                    6,774
     2005 and thereafter                                    28,053
--------------------------------------------------------------------------------
     TOTAL                                                $ 62,153
================================================================================

6. Intangible Assets

Following are the components of intangible assets (dollars in thousands):

                                                              December 31,
                                                       -------------------------
                                                          1999           1998
--------------------------------------------------------------------------------
Goodwill                                               $ 89,864       $ 34,587
Policy renewal rights                                     2,450            711
--------------------------------------------------------------------------------
     INTANGIBLE ASSETS                                 $ 92,314       $ 35,298
================================================================================

Accumulated amortization related to intangible assets was $27.0 million and $21.6 million at December 31, 1999 and 1998, respectively.

================================================================================

7. Income Taxes


Income tax expense on income before income taxes, substantially all of which was federal tax expense, consists of (dollars in thousands):

                                              Years Ended December 31,
                                        ----------------------------------------
                                          1999           1998          1997
--------------------------------------------------------------------------------
Current                                 $ 3,349        $11,142       $16,481
Deferred                                  9,477          6,950          (557)
--------------------------------------------------------------------------------
     INCOME TAX EXPENSE                 $12,826        $18,092       $15,924
================================================================================

The Company made income tax payments of $13.3 million in 1999, $8.1 million in 1998 and $12.2 million in 1997. At December 31, 1999, current income taxes recoverable were $6.7 million. At December 31, 1998, current income taxes payable were $4.0 million.

--------------------------------------------------------------------------------

Reconciliations of the U.S. corporate income tax rate and the effective tax rate on income before income taxes are as follows:

                                                     Years Ended December 31,
                                                  ------------------------------
                                                   1999        1998        1997
--------------------------------------------------------------------------------
U.S. corporate tax rate                             35%         35%         35%
Tax-exempt investment income                       (15)         (9)         (9)
Amortization of intangible assets                    3          --          --
Differences between financial reporting and
     tax bases of assets acquired                   --          (3)         (3)
Other                                                1           1           1
--------------------------------------------------------------------------------
     EFFECTIVE TAX RATE                             24%         24%         24%
================================================================================

The components of the net deferred tax asset (liability) are as follows (dollars in thousands):

                                                               December 31,
                                                            --------------------
                                                              1999       1998
--------------------------------------------------------------------------------
Assets
     Income reported in different periods for
         financial reporting and tax purposes               $ 15,117   $  8,840
     Unpaid losses and loss adjustment expenses,
         nondeductible portion for income tax purposes        59,255     46,814
     Unearned premiums, adjustment for income tax purposes    14,512     11,457
     Other                                                       723        976
--------------------------------------------------------------------------------
     Total gross deferred tax assets                          89,607     68,087
--------------------------------------------------------------------------------
Liabilities
     Property and equipment, depreciation                        540        620
     Deferred policy acquisition costs                        17,780     14,165
     Investments, net unrealized gains                         8,276     51,698
     Differences between financial reporting and
         tax bases of assets acquired                         14,000     12,126
     Other                                                       758      1,896
--------------------------------------------------------------------------------
     Total gross deferred tax liabilities                     41,354     80,505
--------------------------------------------------------------------------------
     NET DEFERRED TAX ASSET (LIABILITY)                     $ 48,253   $(12,418)
================================================================================

The net deferred tax asset at December 31, 1999 is included in other assets on the consolidated balance sheets. The net deferred tax liability at December 31, 1998 is included in other liabilities on the consolidated balance sheets.

The Company believes that a valuation allowance with respect to the realization of the total gross deferred tax assets is not necessary. The Company expects to realize the majority of its gross deferred tax assets existing at December 31, 1999 through the reversal of existing temporary differences and the application of the carryback provisions of the Internal Revenue Code. The Company expects to generate future taxable income, excluding the effect of future originating temporary differences, to realize the remaining gross deferred tax assets.

The Company's federal tax years through December 31, 1995 are closed to examination.

Markel Corporation & Subsidiaries
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


8. Unpaid Losses And Loss Adjustment Expenses


a) The following table sets forth a reconciliation of consolidated beginning and ending reserves for losses and loss adjustment expenses (dollars in thousands):


                                                             Years Ended December 31,
                                                   ---------------------------------------------
                                                       1999            1998           1997
------------------------------------------------------------------------------------------------
NET RESERVES FOR LOSSES AND LOSS ADJUSTMENT
     EXPENSES, BEGINNING OF YEAR                   $   735,542     $   745,752     $   725,064
     Commutations and other                              1,636            (798)            745
     Reserves for losses and loss adjustment
       expenses of acquired insurance companies        258,472              --              --
------------------------------------------------------------------------------------------------
RESTATED NET RESERVES FOR LOSSES
     AND LOSS ADJUSTMENT EXPENSES,
     BEGINNING OF YEAR                             $   995,650     $   744,954     $   725,809

Incurred losses and loss adjustment expenses
     Current year                                      322,122         240,732         236,037
     Prior years                                       (38,492)        (37,396)        (25,976)
------------------------------------------------------------------------------------------------
TOTAL INCURRED LOSSES AND
     LOSS ADJUSTMENT EXPENSES                          283,630         203,336         210,061
------------------------------------------------------------------------------------------------
Payments
     Current year                                       65,723          51,695          44,382
     Prior years                                       248,679         161,053         145,736
------------------------------------------------------------------------------------------------
TOTAL PAYMENTS                                         314,402         212,748         190,118
------------------------------------------------------------------------------------------------
NET RESERVES FOR LOSSES AND LOSS
     ADJUSTMENT EXPENSES, END OF YEAR                  964,878         735,542         745,752
------------------------------------------------------------------------------------------------
Reinsurance recoverable on unpaid losses               378,738         198,288         225,405
------------------------------------------------------------------------------------------------
GROSS RESERVES FOR LOSSES AND LOSS
     ADJUSTMENT EXPENSES, END OF YEAR              $ 1,343,616     $   933,830     $   971,157
================================================================================================

The provision for prior years decreased in 1999, 1998 and 1997. Inherent in the Company's reserving practices is the desire to establish reserves that are more likely redundant than deficient. Furthermore, the Company's philosophy is to price its insurance products to make an underwriting profit, not to increase written premiums.

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

Management recognizes the higher variability associated with certain exposures and books of business and considers this factor when establishing loss reserves. Management currently believes the Company's gross and net reserves, including the reserves for environmental and asbestos exposures, are adequate. The Company has shown cumulative redundancies for thirteen consecutive years.

--------------------------------------------------------------------------------

The net reserves for losses and loss adjustment expenses maintained by the Company's insurance subsidiaries are equal under both statutory and generally accepted accounting principles. However, certain reserves for claim handling expenses are maintained by the Company's underwriting management subsidiaries, in accordance with the contractual obligations of these subsidiaries. As a result, the consolidated net reserves for losses and loss adjustment expenses will be different from the aggregate statutory net reserves for losses and loss adjustment expenses.

b) All of the Company's exposure to environmental and asbestos (E&A) claims resulted from policies written by Shand/Evanston, Lincoln Insurance Company and Gryphon Holdings, Inc. before their acquisitions by the Company. The Company's exposure to E&A claims originated from umbrella, excess, commercial general liability (CGL) insurance and reinsurance assumed that was written on an occurrence basis from the 1970's to mid-1980's. Exposure also originated from claims made policies written by Shand/Evanston that were designed to cover environmental risks (EIL policies) provided that all other terms and conditions of the policy were met.

E&A claims include property damage and clean-up costs related to pollution, as well as personal injury allegedly arising from exposure to hazardous materials. After 1986 the Company began underwriting CGL coverage with pollution exclusions and in some lines of business, the Company began using a claims made form. These developments significantly reduced the Company's exposure to future E&A claims.

The following table provides a reconciliation of beginning and ending E&A reserves for losses and loss adjustment expenses, which are a component of consolidated reserves for losses and loss adjustment expenses (dollars in thousands):

                                                     Years Ended December 31,
                                                  ------------------------------
                                                    1999        1998      1997
--------------------------------------------------------------------------------
NET RESERVES FOR E&A LOSSES AND LOSS ADJUSTMENT
     EXPENSES, BEGINNING OF YEAR                  $ 82,631   $ 81,364   $ 62,382
     Commutations                                       --          3      1,009
     Reserves for E&A losses and
         loss adjustment expenses of
         acquired insurance companies               38,913         --         --
--------------------------------------------------------------------------------
RESTATED NET RESERVES FOR
     E&A LOSSES AND LOSS ADJUSTMENT
     EXPENSES, BEGINNING OF YEAR                  $121,544   $ 81,367   $ 63,391

Incurred losses and loss adjustment expenses         5,082     10,576     29,050

Payments                                            28,850      9,312     11,077
--------------------------------------------------------------------------------
NET RESERVES FOR E&A LOSSES AND LOSS
     ADJUSTMENT EXPENSES, END OF YEAR               97,776     82,631     81,364
--------------------------------------------------------------------------------
Reinsurance recoverable on unpaid  losses           70,758     11,925     14,018
--------------------------------------------------------------------------------
GROSS RESERVES FOR E&A LOSSES AND LOSS
     ADJUSTMENT EXPENSES, END OF YEAR             $168,534   $ 94,556   $ 95,382
================================================================================

The increase in 1999 net and gross E&A reserves was due to the acquisition of Gryphon in January 1999.

Inception to date net paid losses and loss adjustment expenses for E&A related exposures totaled $184.8 million at December 31, 1999, of which approximately $16.4 million was litigation related expense.

Markel Corporation & Subsidiaries
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


8. Unpaid Losses And Loss Adjustment Expenses (continued)


There were 304 open claims related to E&A at December 31, 1999, compared to 205 at December 31, 1998 and 234 at December 31, 1997. Of the open claims at December 31, 1999, approximately 13% were products liability asbestos or related claims. The 1999 increase in open claims was due to the acquisition of Gryphon. Management believes future exposure to valid EIL claims is limited because coverage was afforded on a claims made basis.

The Company's reserves for losses and loss adjustment expenses related to E&A exposures represent management's best estimate of ultimate settlement values. E&A reserves are continually monitored by management, and the Company's statistical analysis of these reserves is reviewed by independent consulting actuaries. E&A exposures are generally subject to significant uncertainty due to potential severity and an uncertain legal climate. E&A reserves could be subject to increases in the future; however, these reserves have been established in accordance with the Company's desire to have reserves of all types that are more likely redundant than deficient.

================================================================================

9. Long-Term Debt


Long-term debt consists of the following (dollars in thousands):


                                                                            December 31,
                                                                      -----------------------
                                                                        1999         1998
---------------------------------------------------------------------------------------------
Unsecured borrowings under $250 million revolving credit facility
     at an average rate of 7.0%, due April 23, 2003                   $ 75,000     $     --
7.25% unsecured notes, due November 1, 2003, interest payable semi-annually, net of unamortized discount of
     $178 in 1999 and $231 in 1998                                      92,984       93,219
---------------------------------------------------------------------------------------------
   Long-Term Debt                                                     $167,984     $ 93,219
=============================================================================================

The $250 million revolving credit facility is available for working capital and other general corporate purposes. The Company may select from various interest rate options for balances outstanding under the facility. The Company pays a commitment fee of .10% on the unused portion of the facility.

The notes due November 1, 2003 are not redeemable or subject to any sinking fund requirements and have an effective cost of approximately 7.54%. During 1999 the Company repurchased $0.3 million of its 7.25% notes.

The estimated fair values of the Company's long-term debt were $163.9 million and $96.9 million at December 31, 1999 and 1998, respectively, and were based on quoted market prices at the reporting dates.

The $168.0 million of future principal payments on long-term debt are due in 2003.

The Company paid $11.9 million, $7.3 million and $7.6 million in interest during the years ended December 31, 1999, 1998 and 1997, respectively.

--------------------------------------------------------------------------------

10. Company-Obligated Mandatorily Redeemable Preferred Capital Securities (8.71% Capital Securities)


On January 8, 1997, the Company arranged the sale of $150 million of 8.71% Capital Securities issued under an Amended and Restated Declaration of Trust dated January 13, 1997 (The Declaration) by Markel Capital Trust I (the Trust), a statutory business trust sponsored and wholly-owned by Markel Corporation. Proceeds from the sale of the 8.71% Capital Securities were used to purchase $154,640,000 aggregate principal amount of the Company's 8.71% Junior Subordinated Deferrable Interest Debentures (the Debentures) due January 1, 2046, issued to the Trust under an indenture dated January 13, 1997 (the Indenture). The Debentures are the sole assets of the Trust. The Company has the right to defer interest payments on the Debentures for up to five years. The 8.71% Capital Securities and related Debentures are redeemable by the Company on or after January 1, 2007. Taken together, the Company's obligations under the Debentures, the Indenture, the Declaration and a guarantee made by the Company provide, in the aggregate, a full, irrevocable and unconditional guarantee of payments of distributions and other amounts due on the 8.71% Capital Securities. The Company paid $13.1 million, $19.6 million and $6.1 million in interest on the 8.71% Capital Securities during the years ended December 31, 1999, 1998 and 1997, respectively. The estimated fair values of the Company's 8.71% Capital Securities were $124.5 million and $144.5 million at December 31, 1999 and 1998, respectively, and were based on quoted market prices at the reporting dates.

================================================================================

11. Shareholders' Equity


a) The Company has 15,000,000 shares of no par value common stock authorized, of which 5,590,118 and 5,522,437 shares were outstanding at December 31, 1999 and 1998, respectively. The Company is authorized to issue up to 2,069,200 shares of preferred stock, $1.00 par value per share, in one or more series and to fix the powers, designations, preferences and rights of each series.

b) The Company has three stock option or stock award plans for employees and directors; the 1986 Stock Option Plan which expired on November 3, 1996, the 1989 Non-employee Director Stock Option Plan which expired on December 31,1998 and the 1993 Incentive Stock Plan. At December 31, 1999, there were 64,579 shares and 100,000 shares reserved for issuance under the 1986 plan and the 1993 plan, respectively. At December 31, 1999, all options granted under the 1989 plan had been exercised. The 1986 and the 1993 plans are administered by the Compensation Committee of the Company's Board of Directors. The 1993 plan provides for the award of incentive stock options, stock appreciation rights or incentive stock awards to employees of the Company. Options are granted at a price not less than market price on the date of the grant and are exercisable within a period established by the Committee or the Board at the time of the grant, but not earlier than six months from the date of grant. Options expire either five or ten years from the date of grant. At December 31, 1999, the Company had 97,500 options, stock appreciation rights or incentive stock awards available for grant under the 1993 plan.

Markel Corporation & Subsidiaries
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


11. Shareholders' Equity (continued)


Stock option transactions are summarized below:


                                                               Years Ended December 31,
                                 ----------------------------------------------------------------------------
                                              Weighted                  Weighted                   Weighted
                                               Average                   Average                    Average
                                              Exercise                  Exercise                   Exercise
                                  1999          Price         1998        Price         1997         Price
-------------------------------------------------------------------------------------------------------------
Options outstanding
     at January 1                160,439      $     31      217,279      $     29      264,250      $     26
Granted                               --            --           --            --        2,500           144
Exercised                        (93,360)           26      (56,260)           23      (48,031)           17
Canceled                              --            --         (580)           39       (1,440)           39
-------------------------------------------------------------------------------------------------------------
Options outstanding
     at December 31               67,079      $     38      160,439      $     31      217,279      $     29
=============================================================================================================
Options exercisable
     at December 31               60,079                    139,807                    180,283
Options available for grant
     at December 31               97,500                     97,500                    133,500
=============================================================================================================

The following table summarizes information about stock options outstanding at December 31, 1999:


                             Options Outstanding                    Options Exercisable
              ------------------------------------------------  --------------------------
                                   Weighted         Weighted                    Weighted
  Range of                          Average          Average                     Average
  Exercise        Number           Remaining        Exercise        Number      Exercise
   Prices       Outstanding    Contractual Life      Price        Exercisable     Price
------------------------------------------------------------------------------------------
 $ 11 to 12       12,459           1.0 year          $   12         12,459       $   12
   18 to 21        9,350           1.6                   20          9,350           20
   26              4,500           2.4                   26          4,500           26
   36 to 42       33,270           3.8                   38         31,270           38
   87              5,000           6.8                   87          2,000           87
  144              2,500           7.8                  144            500          144
------------------------------------------------------------------------------------------
 $11 to 144       67,079           3.3 year          $   38         60,079       $   31
==========================================================================================

The pro forma impact of stock options granted after 1995 had no effect on basic or diluted net income per share.

--------------------------------------------------------------------------------

c) Net income per share is determined by dividing net income, as adjusted below, by the applicable shares outstanding (in thousands):

                                                  Years Ended December 31,
                                             -----------------------------------
                                                1999         1998         1997
--------------------------------------------------------------------------------
Net income as reported                       $ 40,614     $ 57,293     $ 50,427
Dividends on redeemable preferred stock            --           --           (8)
--------------------------------------------------------------------------------
     Basic and diluted income                $ 40,614     $ 57,293     $ 50,419
================================================================================
Average common shares outstanding               5,585        5,506        5,483
Dilutive potential common shares                   53          130          169
--------------------------------------------------------------------------------
     Average diluted shares outstanding         5,638        5,636        5,652
================================================================================

Basic shares represent average common shares outstanding. Diluted shares include average common shares and dilutive potential common shares outstanding. Average closing common stock market prices are used to calculate the dilutive effect attributable to stock options.

================================================================================

12. Comprehensive Income (Loss)


Other comprehensive income (loss) is composed of net holding gains (losses) on securities arising during the period less reclassification adjustments for gains (losses) included in net income. The related tax expense (benefit) on net holding gains (losses) on securities arising during the period was $(43.7) million, $13.0 million and $27.9 million for 1999, 1998 and 1997, respectively. The related tax expense (benefit) on the reclassification adjustments for gains (losses) included in net income was $(0.3) million for 1999, $7.2 million for 1998 and $5.5 million for 1997.

================================================================================

13. Employee Benefit Plan


The Company maintains a defined contribution plan, the Markel Corporation Retirement Savings Plan, in accordance with Section 401(k) of the Internal Revenue Code. The plan requires the Company to contribute, on an annual basis, 6% of each participating employee's compensation plus a matching contribution of 100% of the first 2% and 50% of the next 2% of each participating employee's contribution. Annual expenses relating to this plan were $3.3 million, $2.9 million and $2.6 million in 1999, 1998 and 1997, respectively.

================================================================================

14. Reinsurance


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

A credit risk exists with reinsurance ceded to the extent that any reinsurer is unable to meet the obligations assumed under the reinsurance agreements. Allowances are established for amounts deemed uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers. At December 31, 1999 and 1998, the Company's top ten reinsurers represented 50% and 74%, respectively, of the reinsurance recoverable on paid and unpaid losses.

Markel Corporation & Subsidiaries
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Reinsurance (continued)


The table below summarizes the effect of reinsurance on premiums written and earned (dollars in thousands):


                                             Years Ended December 31,
                ---------------------------------------------------------------------------------
                          1999                        1998                       1997
-------------------------------------------------------------------------------------------------
                 Written        Earned       Written        Earned       Written        Earned
Direct          $ 564,749     $ 567,117     $ 432,094     $ 413,752     $ 413,252     $ 422,574
Assumed            27,784        25,529         4,933         5,313         7,395         6,938
Ceded            (164,529)     (155,450)      (93,150)      (85,798)      (90,684)      (96,634)
-------------------------------------------------------------------------------------------------
Net Premiums    $ 428,004     $ 437,196     $ 343,877     $ 333,267     $ 329,963     $ 332,878
=================================================================================================

Incurred losses and loss adjustment expenses are net of reinsurance recoveries of $102.2 million, $55.8 million and $82.0 million for the years ended December 31, 1999, 1998 and 1997, respectively.

The percentage of assumed earned premiums to net earned premiums for the years ended December 31, 1999, 1998 and 1997 was approximately 6%, 2% and 2%, respectively.

================================================================================

15. Contingencies


The Company has contingencies that arise in the normal conduct of its operations. In the opinion of management, the resolutions of these contingencies are not expected to have a material impact on the Company's financial condition or results of operations.

================================================================================

16. Related Party Transactions


The Company pays commissions for business produced by Gary Markel & Associates, Inc. and Gary Markel Surplus Lines Brokerage, Inc., entities owned by a Director of the Company. The commissions paid were $0.4 million, $0.4 million and $0.5 million for the years ended December 31, 1999, 1998 and 1997, respectively.

================================================================================

17. Statutory Financial Information


The following table includes selected information for the Company's wholly-owned insurance subsidiaries as filed with insurance regulatory authorities (dollars in thousands):

                                                Years Ended December 31,
                                      ------------------------------------------
                                         1999             1998            1997
--------------------------------------------------------------------------------
Net income                            $ 60,938         $ 48,357         $ 50,427
--------------------------------------------------------------------------------
Statutory capital and surplus         $435,071         $372,872         $334,025
================================================================================

The laws of the domicile states of the Company's insurance subsidiaries govern the amount of dividends which may be paid to the Company. Generally, statutes in the domicile states of the Company's insurance subsidiaries require prior approval for payment of "extraordinary" as opposed to "ordinary" dividends. At December 31, 1999, the Company's insurance subsidiaries could pay up to $60.9 million during the following twelve months under the ordinary dividend regulations without prior regulatory approval. As of December 31, 1999, $374.2 million of the insurance subsidiaries' statutory surplus was so restricted.

In converting from statutory accounting principles to generally accepted accounting principles, typical adjustments include deferral of policy acquisition costs, a provision for deferred federal income taxes and the inclusion of net unrealized holding gains or losses in shareholders' equity relating to fixed maturities. The Company does not use any permitted statutory accounting practices which are different from prescribed statutory accounting practices.

--------------------------------------------------------------------------------

18. Segment Reporting Disclosures


The Company has five core underwriting units focused on specific niches within the Excess and Surplus Lines and Specialty Admitted markets. Excess and Surplus Lines, Professional/Products Liability and Brokered Excess and Surplus Lines write business in the Excess and Surplus Lines market and for purposes of segment reporting are aggregated as one operating segment. Specialty Program Insurance and Specialty Personal and Commercial Lines write business in the Specialty Admitted market and for purposes of segment reporting are aggregated as one operating segment. All investing activities are included in the Investing operating segment.

The Company has significantly restructured Gryphon's operations, and Gryphon's premium volume has decreased by approximately 50% from preacquisition levels. Gryphon continuing programs are administered by underwriting units in the Excess and Surplus Lines operating segment. Gryphon discontinued programs are included in Other for purposes of segment reporting.

The Company considers many factors, including the nature of the underwriting units' insurance products, production sources, distribution strategies and regulatory environment in determining how to aggregate operating segments.

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

a)  Following is a summary of segment disclosures (dollars in thousands):

                                              Years Ended December 31,
                                   ---------------------------------------------
                                      1999              1998              1997
--------------------------------------------------------------------------------
Segment Revenues
     Excess & Surplus Lines        $ 286,449         $ 229,541         $ 216,478
     Specialty Admitted              114,567           103,726           116,400
     Investing                        86,784            91,604            84,487
     Other                            36,180                --                --
--------------------------------------------------------------------------------
     Segment Revenues              $ 523,980         $ 424,871         $ 417,365
================================================================================
Segment Profit (Loss)
     Excess & Surplus Lines        $  15,846         $   6,878         $  14,032
     Specialty Admitted                 (890)           (1,788)          (11,291)
     Investing                        86,784            91,604            84,487
     Other                           (18,093)               --                --
--------------------------------------------------------------------------------
     SEGMENT PROFIT                $  83,647         $  96,694         $  87,228
================================================================================

Markel Corporation & Subsidiaries
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


18. Segment Reporting Disclosures (continued)


                                             Years Ended December 31,
                                  ----------------------------------------------
                                      1999             1998            1997
--------------------------------------------------------------------------------
Segment Assets
     Excess & Surplus Lines       $       --       $       --       $       --
     Specialty Admitted                   --               --               --
     Investing                     1,623,139        1,481,093        1,408,320
     Other                           832,166          440,171          461,780
--------------------------------------------------------------------------------
     SEGMENT ASSETS               $2,455,305       $1,921,264       $1,870,100
================================================================================
Combined Ratio
     Excess & Surplus Lines               94%              97%              94%
     Specialty Admitted                  101%             102%             110%
     Investing                            --               --               --
     Other                               150%              --               --
--------------------------------------------------------------------------------
     COMBINED RATIO                      101%              98%              99%
================================================================================

b) The following summary reconciles significant segment items to the Company's consolidated financial statements (dollars in thousands):

                                             Years Ended December 31,
                                  ----------------------------------------------
                                      1999             1998            1997
--------------------------------------------------------------------------------
Operating Revenues
     Earned premiums              $  437,196       $  333,267       $  332,878
     Investing results                86,784           91,604           84,487
     Other                               341            1,130            1,682
--------------------------------------------------------------------------------
     TOTAL OPERATING REVENUES     $  524,321       $  426,001       $  419,047
================================================================================
Income Before Income Taxes
     Segment profit               $   83,647       $   96,694       $   87,228
     Unallocated amounts
         Amortization expense         (5,398)          (2,033)          (2,435)
         Interest expense            (25,150)         (20,406)         (20,124)
         Other                           341            1,130            1,682
--------------------------------------------------------------------------------
     INCOME BEFORE INCOME TAXES   $   53,440       $   75,385       $   66,351
================================================================================

--------------------------------------------------------------------------------

19. Acquisition


On January 15, 1999, the Company acquired Gryphon Holdings, Inc. and its subsidiaries (Gryphon) as the result of the completion of a public tender offer. The Company's results for the year ended December 31, 1999 include Gryphon since the date of acquisition. The acquisition was accounted for using the purchase method of accounting. Total consideration paid for Gryphon was approximately $145.7 million. The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill and is being amortized using the straight-line method over 20 years. The Company funded the transaction with available cash of approximately $95.7 million and borrowings of approximately $50 million. In addition the Company refinanced $55.0 million of Gryphon's long-term debt.

The table below summarizes, on a pro forma basis, the Company's consolidated results of operations as if the purchase of Gryphon had taken place as of January 1, 1998 (dollars in thousands, except per share amounts):

                                                                 Year Ended
                                                              December 31, 1998
--------------------------------------------------------------------------------
Total operating revenues                                          $549,201
Net income                                                          28,489
--------------------------------------------------------------------------------
Net income per share
     Basic                                                        $   5.17
     Diluted                                                          5.05
================================================================================
Gryphon's results had a dilutive effect on the Company's pro forma results of operations in 1998 due to significant loss reserve strengthening at Gryphon.

================================================================================

20. Subsequent Event


The Company originally announced an agreement to purchase Terra Nova (Bermuda) Holdings Ltd. (Terra Nova) in August 1999. On January 26, 2000, subsequent to the Company's year end, the Company announced revised terms for its acquisition of Terra Nova. The new agreement was reached after preliminary information indicated that Terra Nova would report a loss for the year ended December 31, 1999.

Pursuant to the revised terms of the merger agreement, purchase consideration will consist of approximately $325 million in cash, 1.8 million Markel common shares and 1.8 million Markel contingent value rights (CVR). The CVR's are intended to increase the likelihood that a Terra Nova shareholder will be able to realize a minimum value of $185 for each Markel share received. In addition, $175 million of Terra Nova debt will remain outstanding. The acquisition will be accounted for as a purchase transaction. The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired will be recorded as goodwill and will be amortized using the straight-line method over 20 years. The transaction which is subject to approval by the Company's and Terra Nova's shareholders, the receipt of necessary regulatory approvals and other customary closing conditions is scheduled to close on March 24, 2000.

Markel Corporation & Subsidiaries
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


21. Markel Corporation (Parent Company Only) Financial Information


----------------------------------------------------------------------------------------------------
CONDENSED BALANCE SHEETS

                                                                                 December 31,
                                                                           -------------------------
                                                                             1999          1998
----------------------------------------------------------------------------------------------------
                                                                            (dollars in thousands)
ASSETS
Investments, available-for-sale, at estimated fair value
     Fixed maturities (cost of $37,041 in 1999 and $86,669 in 1998)        $ 36,246       $ 87,267
     Equity securities (cost of $54,011 in 1999 and $48,007 in 1998)         55,822         50,637
     Short-term investments (estimated fair value approximates cost)         28,053         58,726
----------------------------------------------------------------------------------------------------
     TOTAL INVESTMENTS, AVAILABLE-FOR-SALE                                  120,121        196,630
----------------------------------------------------------------------------------------------------

Cash and cash equivalents                                                       853            624
Investments in consolidated subsidiaries                                    549,432        431,836
Notes receivable due from subsidiaries                                       38,864         52,764
Current income taxes recoverable                                                 --            200
Other assets                                                                 30,289         25,328
----------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                          $739,559       $707,382
====================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current income taxes payable                                               $    752       $     --
Deferred income taxes                                                         4,906          6,570
Long-term debt                                                              167,984         93,219
Other liabilities                                                            27,858         27,652
8.71% Junior Subordinated Deferrable Interest Debentures                    154,640        154,640
----------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                                      356,140        282,081
----------------------------------------------------------------------------------------------------
     TOTAL SHAREHOLDERS' EQUITY                                             383,419        425,301
----------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $739,559       $707,382
====================================================================================================

--------------------------------------------------------------------------------

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


                                                                             Years Ended December 31,
                                                                    ------------------------------------------
                                                                      1999            1998            1997
--------------------------------------------------------------------------------------------------------------
                                                                            (dollars in thousands)
REVENUES
Net investment income                                               $ 10,390        $ 12,900        $ 11,816
Cash dividends on common stock of
     consolidated subsidiaries                                        48,851          35,637          29,125
Net realized gains (losses) from investment sales                     (5,767)          3,980           1,036
Other                                                                    147               6              15
--------------------------------------------------------------------------------------------------------------
     TOTAL REVENUES                                                   53,621          52,523          41,992
==============================================================================================================

EXPENSES
Interest                                                              23,845          20,167          20,306
Other                                                                  1,124           1,001             644
--------------------------------------------------------------------------------------------------------------
     TOTAL EXPENSES                                                   24,969          21,168          20,950
==============================================================================================================

     INCOME BEFORE EQUITY IN UNDISTRIBUTED
         EARNINGS OF CONSOLIDATED SUBSIDIARIES
         AND INCOME TAXES                                             28,652          31,355          21,042
Equity in undistributed earnings of
     consolidated subsidiaries                                         8,345          19,734          23,666
Income tax benefit                                                    (3,617)         (6,204)         (5,719)
--------------------------------------------------------------------------------------------------------------
     NET INCOME                                                     $ 40,614        $ 57,293        $ 50,427
==============================================================================================================

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on securities, net of taxes
     Net holding gains (losses) arising
         during the period                                          $ (5,186)       $  2,881        $  2,477
     Consolidated subsidiaries' net holding
         gains (losses) arising during the period                    (76,037)         21,231          49,323
--------------------------------------------------------------------------------------------------------------
                                                                     (81,223)         24,112          51,800
--------------------------------------------------------------------------------------------------------------

     Less reclassification adjustments for gains (losses)
         included in net income                                        3,749          (2,587)           (673)
     Less consolidated subsidiaries' reclassification
         adjustments for gains included in net income                 (3,166)        (10,776)         (9,619)
--------------------------------------------------------------------------------------------------------------
                                                                         583         (13,363)        (10,292)
--------------------------------------------------------------------------------------------------------------
     TOTAL OTHER COMPREHENSIVE INCOME (LOSS)                         (80,640)         10,749          41,508
--------------------------------------------------------------------------------------------------------------
     COMPREHENSIVE INCOME (LOSS)                                    $(40,026)       $ 68,042        $ 91,935
==============================================================================================================

Markel Corporation & Subsidiaries
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


21. Markel Corporation (Parent Company Only) Financial Information (continued)


CONDENSED STATEMENTS OF CASH FLOWS


                                                                 Years Ended December 31,
                                                       ---------------------------------------------
                                                          1999             1998             1997
----------------------------------------------------------------------------------------------------
                                                                  (dollars in thousands)
OPERATING ACTIVITIES
Net income                                             $  40,614        $  57,293        $  50,427
Adjustments to reconcile net income to net cash
     provided by operating activities                      7,448          (34,186)         (15,471)
----------------------------------------------------------------------------------------------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES            48,062           23,107           34,956
====================================================================================================

INVESTING ACTIVITIES
Proceeds from sales of fixed maturities
     and equity securities                                80,751           15,410            5,918
Proceeds from maturities of fixed maturities              16,442           82,846            2,047
Cost of fixed maturities and equity
     securities purchased                                (56,691)         (92,991)        (152,551)
Net change in short-term investments                      30,673          (23,232)         (17,876)
Decrease (increase) in notes receivable due
     from subsidiaries                                    13,900           (4,538)           1,468
Capital contribution to subsidiaries                     (14,000)              --           (4,640)
Sales (acquisition) of insurance companies              (124,318)              --           15,791
Other                                                     (8,833)          (1,082)          (1,424)
----------------------------------------------------------------------------------------------------
     NET CASH USED BY INVESTING ACTIVITIES               (62,076)         (23,587)        (151,267)
====================================================================================================

FINANCING ACTIVITIES
Net proceeds from issuance of 8.71% Junior
     Subordinate Deferrable Interest Debentures               --               --          152,763
Dividends to subsidiaries                                     --               --              (51)
Additions to long-term debt                              115,000               --               --
Repayments and repurchases of long-term debt             (95,288)              --          (21,527)
Repurchase of preferred stock from subsidiaries               --               --          (12,000)
Other                                                     (5,469)             455           (3,787)
----------------------------------------------------------------------------------------------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES            14,243              455          115,398
====================================================================================================
Increase (decrease) in cash and cash equivalents             229              (25)            (913)
Cash and cash equivalents at beginning of year               624              649            1,562

----------------------------------------------------------------------------------------------------
     CASH AND CASH EQUIVALENTS AT END OF YEAR          $     853        $     624        $     649
====================================================================================================

--------------------------------------------------------------------------------

Independent Auditors' Report


[LOGO OF KPMG]


The Board of Directors and Shareholders
Markel Corporation:

We have audited the accompanying consolidated balance sheets of Markel Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Markel Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.


/s/ KPMG LLP


Richmond, Virginia
February 1, 2000

Markel Corporation & Subsidiaries
--------------------------------------------------------------------------------


QUARTERLY INFORMATION

The following table presents the quarterly results of consolidated operations for 1999, 1998 and 1997 (dollars in thousands, except per share amounts):


                                      Mar. 31         June 30          Sept. 30         Dec. 31
-------------------------------------------------------------------------------------------------
1999
   Operating revenues               $ 138,110        $ 132,155        $ 132,622        $ 121,434
   Income before income taxes          19,308           15,664           11,559            6,909
   Net income                          14,674           11,905            8,784            5,251
   Comprehensive loss                  (7,787)          (3,741)         (27,956)            (542)
   Net income per share
       Basic                        $    2.64        $    2.13        $    1.57        $    0.94
       Diluted                           2.61             2.10             1.55             0.93
   Common stock price ranges
       High                         $     184 1/2    $     192        $     191 1/2    $     180 1/2
       Low                                166 1/2          176 1/2          174              145

1998
   Operating revenues               $ 100,083        $ 108,148        $ 105,094        $ 112,676
   Income before income taxes          16,896           19,653           15,914           22,922
   Net income                          12,841           14,936           12,095           17,421
   Comprehensive income                31,874           11,764            3,151           21,253
   Net income per share
       Basic                        $    2.34        $    2.71        $    2.20        $    3.16
       Diluted                           2.27             2.64             2.14             3.09
   Common stock price ranges
       High                         $     177 1/2    $     180 1/2    $     185        $     183 3/4
       Low                                150              158 1/2          141              132 3/4

1997
   Operating revenues               $  98,473        $ 101,700        $ 110,612        $ 108,262
   Income before income taxes          11,878           12,476           21,039           20,958
   Net income                           8,790            9,722           15,988           15,927
   Comprehensive income                 3,082           37,614           32,742           18,497
   Net income per share
       Basic                        $    1.61        $    1.77        $    2.91        $    2.90
       Diluted                           1.56             1.72             2.82             2.81
   Common stock price ranges
       High                         $     113 1/2    $     131        $     157 1/2    $     161
       Low                                 89              102 1/2          127 1/2          144


Effective June 11, 1997, the Company's common stock began trading on the New York Stock Exchange under the symbol MKL. Prior to that time, the Company's stock traded in the NASDAQ stock market under the symbol MAKL.

--------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION & ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
--------------------------------------------------------------------------------

     In 1999 gross premium volume totaled $594.9 million compared to $437.5 million in 1998 and $423.3 million in 1997. The 1999 growth was primarily the result of the acquisition of Gryphon which added $104.1 million to the Company's gross premium volume. During 1999, $67.7 million of Gryphon gross premiums that the Company expects to retain and further develop (Gryphon continuing programs) were moved to the Company's three Excess & Surplus lines units. After the acquisition, the Company identified and discontinued all Gryphon programs that had historically produced underwriting losses (Gryphon discontinued programs). Gryphon discontinued programs totaled $36.4 million of gross premiums in 1999. Gross premiums from the Company's core underwriting units, before consideration of Gryphon, increased 12% in 1999. Following is a comparison of gross premium volume by significant underwriting unit (dollars in thousands):

                                                    Years Ended December 31,
     ---------------------------------------------------------------------------
     GROSS PREMIUM VOLUME                         1999        1998        1997
     ---------------------------------------------------------------------------

     Excess and Surplus Lines                  $ 185,526   $ 121,959   $ 130,028
     Professional/Products Liability             153,523     123,607     113,704
     Brokered Excess and Surplus Lines            84,549      65,257      45,795
     Specialty Program Insurance                  82,501      83,562      85,645
     Specialty Personal and Commercial Lines      50,388      39,770      44,871
     Gryphon Discontinued Programs                36,374          --          --
     Other                                         2,087       3,323       3,300

     ---------------------------------------------------------------------------
        TOTAL                                  $ 594,948   $ 437,478   $ 423,343
     ===========================================================================

     Excess and Surplus Lines premiums totaled $185.5 million in 1999 compared to $122.0 million in 1998 and $130.0 million in 1997. The 1999 growth was primarily due to the addition of $46.3 million of Gryphon continuing programs, principally consisting of earthquake-exposed California commercial property business. Before considering volume added by the Gryphon acquisition,1999 premiums from Excess and Surplus Lines grew 14% to $139.2 million due to increased production in the casualty, Essex special property and inland marine programs. In 1998 continued growth in the inland marine program was more than offset by lower production in the casualty and Essex special property programs. Both years were affected by intense competition in the excess and surplus lines market.

     Premiums from Professional/Products Liability rose 24% to $153.5 million in 1999 from $123.6 million in 1998 and $113.7 million in 1997. The 1999 growth was partially due to the addition of $14.1 million of Gryphon continuing programs, consisting of directors and officers, architects, engineers and lawyers programs. Before considering volume added by the Gryphon acquisition, premiums from Professional/Products Liability rose 13% to $139.5 million during 1999. This increase was due to growth in the employment practices liability, specified professions and special risks programs that was partially offset by lower production from the medical malpractice and lawyers programs. In 1998 growth in the employment practices and specified professions product lines was partially offset by lower production from other lines, including scaffolding, financial institutions and the directors and officers programs. Both years were affected by continued aggressive competition in the professional liability markets and changes in risk selection in certain programs.

                                    [GRAPH]

                                    Premiums

                                      1997           1998           1999
                                      ----           ----           ----
                                                 $ in millions

       gross premium volume           $423           $437           $595
       net premiums written           $330           $344           $428


     Premiums from Brokered Excess and Surplus Lines increased 30% to $84.5 million in 1999 from $65.3 million in 1998 and $45.8 million in 1997. The increase in 1999 was due in part to the addition of a $7.3 million loan guarantee program from the Gryphon acquisition. Before considering

Markel Corporation & Subsidiaries
--------------------------------------------------------------------------------


MANAGEMENT'S DISCUSSION & ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     volume added by the Gryphon acquisition, premiums from Brokered Excess and Surplus Lines grew 18% to $77.3 million due to growth in the excess and umbrella, casualty and property programs. The 1998 increase was due to growth in the casualty and excess and umbrella programs.

     Premiums from Specialty Program Insurance totaled $82.5 million in 1999 compared to $83.6 million in 1998 and $85.6 million in 1997. The 1999 decrease was due to increased competition in the youth and recreation program and a change in risk selection in a portion of the agribusiness program. The decrease in these lines was partially offset by continued growth in the sports liability, accident and medical (SLAM) and surety programs. In 1998 growth in the agriculture, SLAM and surety programs was more than offset by declines in the camp and youth recreation and health and fitness programs.

     Specialty Personal and Commercial Lines premiums rose 27% to $50.4 million in 1999 from $39.8 million in 1998 and $44.9 million in 1997. The 1999 increase was due to the acquisition of a yacht program that added $19.3 million in gross premium, including $7.3 million of unearned premiums at the date of acquisition. This growth was partially offset by the discontinuance of portions of the unit's property programs. The decrease in 1998 was primarily due to the restructuring of the property programs and aggressive competition.

     Gross premium volume for the Gryphon discontinued programs was $36.4 million in 1999. The Company reviewed all of Gryphon's programs at the time of the acquisition and determined that certain programs were unprofitable and presented little opportunity to generate future underwriting profits. The Company has discontinued these programs and has established a runoff unit to aggressively manage their resolution.

     Other gross premium volume was $2.1 million in 1999 and $3.3 million in both 1998 and 1997. Other gross premium volume primarily consisted of facultative reinsurance placed by the Professional/Products Liability unit.

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

     The Company enters into reinsurance agreements in order to reduce its liability on individual risks and enable it to underwrite policies with higher limits. The Company's net retention of gross premium volume decreased to 72% in 1999 compared to 79% in 1998 and 78% in 1997. The decrease in 1999 was primarily due to lower retentions on the Gryphon California property program that was added to the Excess and Surplus Lines underwriting unit. The 1998 increase was primarily due to a new reinsurance treaty structure in the Specialty Program Insurance unit and higher retentions in the Professional/Products Liability unit.

     Total operating revenues were $524.3 million in 1999 compared to $426.0 million in 1998 and $419.0 million in 1997. In 1999 growth in earned premiums and higher net investment income, primarily as a result of the Gryphon acquisition, more than offset the recognition of net realized losses from investment sales. In 1998 the increase was due to substantially higher realized gains and an increase in net investment income.

     Earned premiums increased 31% to $437.2 million in 1999 from $333.3 million in 1998 and $332.9 million in 1997. Gryphon continuing and discontinued programs contributed $31.1 million and $36.2 million of earned premiums, respectively. Before considering earned premiums added by the Gryphon acquisition, earned premiums from the Company's core underwriting units increased 11% in 1999. Following is a comparison of earned premiums by significant underwriting unit (dollars in thousands):

                                                    Years Ended December 31,
                                               ---------------------------------
     EARNED PREMIUMS                              1999       1998       1997
     ---------------------------------------------------------------------------

     Excess and Surplus Lines                  $ 103,602  $  86,439  $  84,244
     Professional/Products Liability             128,941    105,177    102,075
     Brokered Excess and Surplus Lines            53,906     37,911     30,170
     Specialty Program Insurance                  67,785     63,438     67,778
     Specialty Personal and Commercial Lines      46,782     40,288     48,622
     Gryphon Discontinued Programs                36,180         --         --
     Other                                            --         14        (11)

     ---------------------------------------------------------------------------
        TOTAL                                  $ 437,196  $ 333,267  $ 332,878
     ===========================================================================

     Excess and Surplus Lines earned premiums rose in 1999 to $103.6 million and in 1998 to $86.4 million from $84.2 million in 1997. The growth in 1999 was primarily due to the addition of $13.2 million of earned premium from Gryphon continuing programs. Before considering earned premiums added by the Gryphon acquisition, higher gross premium volume over the past several years accounted for earned premium growth in 1999 and 1998 of 5% and 3%, respectively.

     Premiums earned from Professional/Products Liability increased in 1999 to $128.9 million and in 1998 to $105.2 million from $102.1 million in 1997. The growth in 1999 was partially due to the addition of $10.6 million of earned premiums from Gryphon continuing programs. Before considering earned premiums added by the Gryphon acquisition, higher gross premium volume over the past several years accounted for earned premium growth in 1999 and 1998 of 13% and 3%, respectively.

     Premiums earned from Brokered Excess and Surplus Lines increased in 1999 to $53.9 million and to $37.9 million in 1998 from $30.2 million in 1997. The increase in 1999 was partially due to $7.3 million of earned premiums from Gryphon continuing programs. Before considering earned premiums added by the Gryphon acquisition, the increase in both 1999 and 1998 was due to gross premium growth.

     Specialty Program Insurance earned premiums increased 7% to $67.8 million in 1999 and decreased 6% to $63.4 million in 1998 from $67.8 million in 1997. The increase in 1999 was primarily due to steadily increasing net retentions over the past several years partially offset by lower gross premium volume. The decline in 1998 was due to lower gross premium volume.

     Specialty Personal and Commercial Lines earned premiums increased 16% in 1999 to $46.8 million and decreased 17% in 1998 to $40.3 million from $48.6 million in 1997. The increase in 1999 was primarily due to the acquisition of a yacht program, which contributed $11.4 million of earned premiums during 1999. The 1998 decrease was due to declining gross premium production in 1998 and 1997.

Markel Corporation & Subsidiaries
--------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION & ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


                                    [GRAPH]

                              Investment Earnings

                                           1997         1998         1999
                                           ----         ----         ----
                                                   $ in millions

    net realized gains (losses)             16           21           (1)
    net investment income                   69           71           88
    --------------------------------------------------------------------
                Total                       85           92           87

     Net investment income increased 23% in 1999 to $87.7 million and 3% in 1998 to $71.0 million from $68.7 million in 1997. The 1999 increase was primarily the result of the Gryphon acquisition, which added approximately $300 million to the Company's investment portfolio in January 1999. The 1998 increase was the result of operating cash flows which added to the Company's investment portfolio, partially offset by lower interest rates. Invested assets grew 10% in 1999 to $1.6 billion and 5% in 1998 to $1.5 billion from $1.4 billion in 1997.

     The Company recognized $0.9 million of net realized losses from investment sales in 1999 compared to $20.6 million of net realized gains in 1998 and $15.8 million of net realized gains in 1997. As part of its tax planning strategy, the Company made the decision in 1999 to sell fixed income securities with unrealized losses and realize the associated tax savings. Proceeds were reinvested in high quality fixed income securities at higher yields. Over the past three years, the Company has experienced variability in its realized and unrealized investment gains and losses. The fluctuations are primarily the result of interest rate volatility which influences the market values of fixed maturity and equity investments. The Company's investment strategy seeks to maximize total investment returns over a long-term period. The Company's focus on long-term total investment returns may result in variability in the level of realized and unrealized investment gains or losses from one period to the next.

     Total operating expenses, which include losses and loss adjustment expenses, underwriting, acquisition and insurance expenses and amortization of intangible assets, were $445.7 million in 1999 compared to $330.2 million in 1998 and $332.6 million in 1997. The 1999 increase resulted primarily from the Gryphon acquisition. In 1998 lower operating expenses were primarily due to continued favorable loss reserve development.

     The following is a comparison of selected data from the Company's operations (dollars in thousands):


                                                                 Years Ended December 31,
                                                         -------------------------------------
                                                            1999          1998        1997
     -----------------------------------------------------------------------------------------
     Gross premium volume                                $ 594,948     $ 437,478    $ 423,343
     Net premiums written                                $ 428,004     $ 343,877    $ 329,963
     Net retention                                              72%           79%          78%
     Earned premiums                                     $ 437,196     $ 333,267    $ 332,878
     Losses and loss adjustment expenses                 $ 283,630     $ 203,336    $ 210,061
     Underwriting, acquisition and insurance expenses    $ 156,703     $ 124,841    $ 120,076
     Underwriting profit (loss)*                         $  (3,137)    $   5,090    $   2,741

     GAAP RATIOS
     Loss ratio                                                 65%           61%          63%
     Expense ratio                                              36%           37%          36%

     -----------------------------------------------------------------------------------------
           COMBINED RATIO                                      101%           98%          99%
     =========================================================================================

     *The property and casualty insurance industry commonly defines underwriting profit or loss as earned premiums net of losses and loss adjustment expenses and underwriting, acquisition and insurance expenses. Underwriting profit or loss does not replace operating income or net income computed in accordance with generally accepted accounting principles (GAAP) as a measure of profitability.

     The combined ratio measures the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums. The loss ratio for 1999 increased to 65% from 61% in 1998 and from 63% in 1997. In 1999 favorable loss development in the Excess and Surplus Lines operating segment was more than offset by the higher loss ratio on Gryphon

--------------------------------------------------------------------------------

     discontinued programs. The 1998 loss ratio compared favorably to 1997 due to continued favorable loss reserve development and favorable results from corrective actions taken in certain lines of business. The expense ratio was 36% in 1999 compared to 37% in 1998 and 36% in 1997. The decrease in the 1999 expense ratio was primarily due to lower overhead costs in the Specialty Admitted operating segment and higher earned premiums. The increase in the 1998 expense ratio was due to higher acquisition costs, primarily producer commissions, and lower contingent profit commissions from reinsurers compared to 1997.

     The Company's five core underwriting units focus on specific niches within the Excess and Surplus Lines and Specialty Admitted markets. Excess and Surplus Lines, Professional/Products Liability and Brokered Excess and Surplus Lines write business in the Excess and Surplus Lines market and for purposes of segment reporting are aggregated as one operating segment. Specialty Program Insurance and Specialty Personal and Commercial Lines write business in the Specialty Admitted market and for purposes of segment reporting are aggregated as one operating segment.

     The combined ratio for the Excess and Surplus Lines segment decreased to 94% in 1999 compared to 97% in 1998 and 94% in 1997. The 1999 improvement was due to continued favorable loss reserve development across most lines of business. The increase in the 1998 combined ratio was primarily due to reserve strengthening for toxic tort and environmental impairment claims, partially offset by favorable development in other lines of business. The 1998 increase was also due to higher producer commissions and lower contingent profit commissions from reinsurers compared to 1997.

     The combined ratio for the Specialty Admitted segment decreased to 101% in 1999 compared to 102% in 1998 and 110% in 1997. The 1999 improvement was due to lower overhead costs. The improvement in 1998 was the result of improving loss ratios, partially offset by higher acquisition costs.

     Interest expense was $25.2 million in 1999 compared to $20.4 million in 1998 and $20.1 million in 1997. The 1999 increase was due to additional borrowings to finance a portion of the Gryphon acquisition.

     In evaluating its operating performance, the Company focuses on underwriting and investing results before consideration of realized gains or losses from the sales of investments, expenses related to the amortization of intangible assets and any nonrecurring items (earnings from core operations). Although earnings from core operations does not replace operating income or net income computed in accordance with GAAP as a measure of profitability, management focuses on this performance measure because it reduces the variability in results associated with realized gains or losses and also eliminates the impact of accounting transactions which do not reflect current operating costs. Earnings from core operations were $46.1 million in 1999 compared to $45.6 million in 1998 and $42.0 million in 1997. The 1999 increase was primarily due to higher net investment income generated from the Gryphon investment portfolio and underwriting profits in the Company's core underwriting units, partially offset by underwriting losses in Gryphon discontinued programs. The 1998 increase was due to underwriting profitability and higher net investment income, resulting primarily from larger investment portfolios.

                                    [GRAPH]

                         Earnings from Core Operations

                         1997         1998        1999
                         ----         ----        ----
                              $ per diluted share

                         7.43         8.10        8.17

     Net income was $40.6 million in 1999 compared to $57.3 million in 1998 and $50.4 million in 1997. The decrease in 1999 was primarily the result of net realized losses from sales of investments compared to net realized gains in 1998. The 1998 increase was due to increased realized investment gains and higher underwriting profitability.

Markel Corporation & Subsidiaries
--------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION & ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


     The Company reported a comprehensive loss of $40.0 million in 1999 compared to $68.0 million of comprehensive income in 1998 and $91.9 million of comprehensive income in 1997. The comprehensive loss in 1999 was due to unrealized holding losses on equity and fixed maturity securities and lower net income compared to 1998. The decrease in 1998 comprehensive income was due to smaller increases in unrealized holding gains on equity and fixed maturity securities compared to 1997, partially offset by higher net income.

Claims And Reserves
================================================================================

     The Company maintains reserves for specific claims incurred and reported, reserves for claims incurred but not reported and reserves for uncollectible reinsurance. Reserves for reported claims are based primarily on case-by-case evaluations of the claims and their potential for adverse development. Reserves for reported claims consider the Company's estimate of the ultimate cost to settle the claims, including investigation and defense of lawsuits resulting from the claims, and may be subject to adjustment for differences between costs originally estimated and costs subsequently re-estimated or incurred.

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

     The first line of the following table shows net reserves for losses and loss adjustment expenses restated for reinsurer commutations, acquisitions and other items, and is the result of adding the reserves for losses and loss adjustment expenses as originally estimated at the end of each year and all prior years to reserves reassumed through commutations and other activities, including acquisitions, completed in recent years.

     The upper portion of the table shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. The lower portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. For example, the 1994 liability for losses and loss adjustment expenses at the end of 1994 for 1994 and all prior years, adjusted for commutations, acquisitions and other, was originally estimated to be $715.4 million. Five years later, as of December 31, 1999, this amount was re-estimated to be $642.5 million, of which $403.7 million had been paid, leaving a reserve of $238.8 million for losses and loss adjustment expenses for 1994 and prior years remaining unpaid as of December 31, 1999.

     The following table represents the development of the Company's balance sheet reserves for the period 1989 through 1999 (in thousands):


                         1989      1990      1991      1992      1993      1994      1995      1996      1997      1998      1999
-----------------------------------------------------------------------------------------------------------------------------------
Net reserves restated
for commutations,
acquisitions and other $559,213   566,744   618,534   638,199   675,937   715,407   790,943   876,063   947,240   995,650   964,878
-----------------------------------------------------------------------------------------------------------------------------------

Paid (cumulative)
as of:
One year later           65,810    52,545    83,720    95,084   151,413   135,947   124,467   145,736   161,103   248,679
Two years later         116,418   107,209   156,256   217,180   253,418   219,133   227,640   266,248   345,124
Three years later       154,798   160,808   253,424   297,034   307,831   286,926   305,217   399,473
Four years later        194,199   242,670   318,298   331,709   353,325   337,712   399,714
Five years later        258,412   297,914   346,009   361,214   387,224   403,727
Six years later         310,448   320,766   367,636   385,347   439,425
Seven years later       331,842   337,735   386,721   426,419
Eight years later       346,213   353,380   426,028
Nine years later        360,575   389,897
Ten years later         394,335

Reserves
re-estimated as of:
One year later          553,747   562,366   608,945   631,960   638,738   706,614   766,826   850,087   909,844   957,158
Two years later         551,658   550,488   603,883   604,928   660,001   681,923   740,053   826,064   873,646
Three years later       544,311   546,491   583,354   606,374   642,360   658,964   723,029   795,375
Four years later        537,501   533,764   574,963   590,375   636,738   654,501   707,564
Five years later        525,932   519,869   562,134   592,780   637,844   642,468
Six years later         509,960   508,561   568,574   598,358   632,003
Seven years later       499,448   519,826   577,779   595,926
Eight years later       512,074   529,022   577,527
Nine years later        522,498   529,886
Ten years later         524,391

Net cumulative
redundancy             $ 34,822    36,858    41,007    42,273    43,934    72,939    83,379    80,688    73,594    38,492
===================================================================================================================================

Cumulative %                  6%        7%        7%        7%        6%       10%       11%        9%        8%        4%

Gross liability, end of year, restated
   for acquisitions and other                      $1,048,373 1,034,791 1,006,860 1,097,475 1,211,381 1,333,520 1,403,954 1,343,616
Reinsurance recoverable, restated for
   commutations, acquisitions and other               410,174   358,854   291,453   306,532   335,318   386,280   408,304   378,738
-----------------------------------------------------------------------------------------------------------------------------------
Net liability, end of year, restated for
   commutations, acquisitions and other            $  638,199   675,937   715,407   790,943   876,063   947,240   995,650   964,878
===================================================================================================================================
Gross re-estimated liability                        1,015,103   969,953   924,406 1,018,230 1,147,523 1,251,106 1,357,606
Re-estimated recoverable                              419,177   337,950   281,938   310,666   352,148   377,460   400,448
-----------------------------------------------------------------------------------------------------------------------------------
Net re-estimated liability                         $  595,926   632,003   642,468   707,564   795,375   873,646   957,158
===================================================================================================================================
Gross cumulative redundancy                        $   33,270    64,838    82,454    79,245    63,858    82,414    46,348
===================================================================================================================================

Markel Corporation & Subsidiaries
--------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION & ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


     Net cumulative redundancy represents the change in the estimate from the original balance sheet date to the date of the current estimate. For example, the 1994 liability for losses and loss adjustment expenses developed a $72.9 million redundancy from December 31, 1994 to December 31, 1999, five years later. Conditions and trends that have affected the development of liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on the table. The gross cumulative redundancies for 1998 and prior years are presented before deductions for reinsurance. Gross deficiencies and redundancies may be significantly more or less than net deficiencies and redundancies depending on the nature and extent of applicable reinsurance.

Liquidity And Capital Resources
================================================================================

     The Company seeks to maintain prudent levels of liquidity and financial leverage for the protection of its policyholders, creditors and shareholders. The Company's targeted capital structure is approximately one-third debt to two-thirds equity. At December 31, 1999, the Company's debt to total capital ratio was 35% compared to 25% in 1998. The increase was due to borrowings used to fund a portion of the Gryphon acquisition. From time to time, the Company's debt to total capital ratio may increase due to business opportunities that may be financed in the short term with debt.

     In calculating its debt to total capital ratio, the Company considers the 8.71% Capital Securities as one-half debt and one-half equity due to the equity-like features of these instruments. The Company has the option to defer interest payments for up to five years, and the 8.71% Capital Securities have a 49-year term.

     In order to maintain strong liquidity, the Company seeks to maintain minimum cash and investments of approximately two times annual interest expense at its holding company (Markel Corporation). At December 31, 1999, $121.0 million of cash and investments were held at Markel Corporation which approximated 4.8 times annual interest expense.

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

     The holding company has historically relied upon dividends from its subsidiaries to meet debt service obligations. Under the insurance laws of the various states in which the Company's insurance subsidiaries are incorporated, an insurer is restricted in the amount of dividends it may pay without prior approval of regulatory authorities. Pursuant to such laws, at December 31, 1999, the Company's insurance subsidiaries could pay dividends of $60.9 million without prior regulatory approval.

     Net cash provided by operating activities decreased to $0.6 million in 1999 compared to $39.9 million in 1998. The decrease in 1999 was due to $58.8 million of operating cash flows used at Gryphon to fund claim payments and underwriting losses, primarily in discontinued programs. Gryphon discontinued lines are anticipated to produce negative operating cash flows in 2000 which will partially offset cash flows generated by the Company's core underwriting units.

--------------------------------------------------------------------------------

                                    [GRAPH]

                                Invested Assets

                            1997      1998     1999
                            ----      ----     ----
                                 $ in millions

                           $1,408    $1,481   $1,623


     The Company's invested assets increased to $1.6 billion at December 31, 1999 from $1.5 billion at December 31, 1998. The increase in invested assets was due to the addition of approximately $300 million of investments to the portfolio from the Gryphon acquisition, partially offset by a decrease in the market value of the Company's fixed maturity and equity investments. Proceeds from sales of fixed maturities and equity securities were $1.1 billion in 1999 compared to $405.6 million in 1998. The cost of fixed maturities and equity securities purchased was $945.9 million in 1999 compared to $574.3 million in 1998. Both increases were primarily due to the reallocation of the Gryphon portfolio from short-term investments into fixed maturities after the acquisition.

     Long-term debt was $168.0 million and $93.2 million at December 31, 1999 and 1998, respectively. In January 1999 the Company borrowed $105 million under its $250 million revolving credit facility to fund a portion of the Gryphon purchase price and repay $55 million of Gryphon's long-term debt. During 1999, the Company made net repayments of $30 million on its credit facility. As of December 31, 1999 there was $75 million outstanding under the $250 million revolving credit facility. There were no balances outstanding under the Company's revolving credit facility at December 31, 1998.

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

     The Company's insurance operations require capital to support premium writings. The National Association of Insurance Commissioners (NAIC) developed a model law and risk-based capital formula designed to help regulators identify P&C insurers that may be inadequately capitalized. Under the NAIC's requirements, an insurer must maintain total capital and surplus above a calculated threshold or face varying levels of regulatory action. The capital and surplus at December 31, 1999 of each of the Company's insurance subsidiaries was above the minimum regulatory threshold.

     On January 26, 2000, the Company announced revised terms for its acquisition of Terra Nova (Bermuda) Holdings Ltd. (NYSE: TNA). The new agreement was reached after preliminary information indicated that Terra Nova would report a loss for the fourth quarter and for the full year of 1999 and after taking into account the decline in the market price of Markel shares since the merger agreement was signed in August 1999. Under the revised agreement, Terra Nova shareholders will receive for each ordinary share, $13.00 in cash, 0.07027 of a Markel common share and
     0.07027 of a Markel contingent value right (CVR). The CVR is intended to increase the likelihood that a Terra Nova shareholder will be able to realize a minimum value of $185 for each Markel share received.

     Pursuant to the revised terms of the merger agreement, the consideration will consist of approximately $325 million in cash, 1.8 million Markel common shares and 1.8 million Markel CVR's. In addition, $175 million of Terra Nova debt will remain outstanding. The acquisition will be accounted for as a purchase transaction. The transaction, which is subject to approval by the shareholders of both Markel and Terra Nova, the receipt of necessary regulatory approvals and other customary closing conditions is scheduled to close on March 24, 2000.

     The Company has arranged for a five year $500 million revolving credit facility which is expected to replace its existing $250 million revolving credit facility upon closing of the Terra Nova acquisition. Due to the revised terms of the Terra Nova merger agreement, the Company is seeking amendments to the $500 million revolving credit facility. Alternatively, the Company has the ability to finance the transaction through the use of its existing credit facility and internal funding.

Markel Corporation & Subsidiaries
--------------------------------------------------------------------------------


MANAGEMENT'S DISCUSSION & ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Year 2000
================================================================================

     The Year 2000 issue affected virtually all companies and organizations. Many companies had existing computer applications which used only two digits to identify a year in the date field. These applications were designed and developed without considering the impact of the century change. If not corrected these computer applications were expected to fail or create erroneous results in the year 2000.

     In 1997 the Company created a Year 2000 team involving associates from all areas of the organization and charged them with implementing the Company's Year 2000 project. The project's scope included designing and implementing a plan to prevent year 2000-related problems in all information technology
     (IT) systems and in dealings with all material business partners (vendors, producers, customers and issuers in the Company's investment portfolio). The project also included an assessment of the Company's underwriting exposure as a result of the insurance products written by the Company's underwriting units.

     The Company completed the Year 2000 project in late 1999 at a total project cost of less than $1.0 million. Subsequent to the change of the century, the Company has not experienced any significant Year 2000-related problems in its IT systems. Also the Company has not experienced any significant disruptions as a result of noncompliance by its material business partners. The Company will continue to monitor both its IT systems and business partners for the next several months.

     The Company conducted a comprehensive review of its underwriting guidelines and made the decision to exclude Year 2000 exposures from virtually all insurance policies. The Company began adding exclusions to policies in early 1998. Additionally it is the Company's position that Year 2000 exposures are not fortuitous losses and thus are not covered under insurance policies even without specific exclusions. For these reasons, the Company believes that its exposure to Year 2000 claims will not be material. However, as was the case with environmental exposures, changing social and legal trends may create unintended coverage for exposures by reinterpreting insurance contracts and exclusions. It is impossible to predict what, if any, exposure insurance companies may ultimately have for Year 2000 claims whether coverage for the issue is specifically excluded or included.

Market Risk Disclosures
================================================================================

     Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in equity prices, interest rates, foreign exchange rates and commodity prices. The Company's consolidated balance sheets include assets and liabilities whose estimated fair values are subject to market risk. The primary market risks to the Company are equity price risk associated with investments in equity securities and interest rate risk associated with investments in fixed maturities. The Company has no material commodity or foreign exchange risk.

--------------------------------------------------------------------------------

Equity Price Risk

     The estimated fair value of the Company's investment portfolio at December 31, 1999 was $1.6 billion, 81% of which was invested in fixed maturities and short-term investments, and 19% of which was invested in equity securities. The Company invests shareholder funds in equity securities which have historically, over long periods of time, produced higher returns relative to fixed income investments. The Company seeks to invest at reasonable prices in companies with solid business plans and capable and honest management. The Company intends to hold these investments over the long term. This focus on long-term total investment returns may result in variability in the level of unrealized investment gains or losses from one period to the next. The changes in the estimated fair value of the equity portfolio are presented as a component of shareholders' equity in accumulated other comprehensive income, net of taxes.

     At December 31, 1999, the Company's equity portfolio was concentrated in terms of the number of issuers and industries. At December 31, 1999, the Company's top ten equity holdings represented $168.2 million or 55% of the equity portfolio. Investments in the property and casualty insurance industry represented $145.0 million, or 48%, of the equity portfolio at December 31, 1999. Such concentration can lead to higher levels of short-term price volatility. Due to its long-term investment focus, the Company is not as concerned with short-term market volatility as long as its insurance subsidiaries' ability to write business is not impaired. The Company has investment guidelines that set limits on the amount of equities its insurance subsidiaries can hold.

     The table below summarizes the Company's equity price risk and shows the effect of a hypothetical 20% increase or decrease in market prices as of December 31, 1999. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios (dollars in thousands):


                                                              Estimated          Hypothetical
                           Estimated                      Fair Value after    Percentage Increase
                          Fair Value at     Hypothetical     Hypothetical        (Decrease) in
                        December 31, 1999   Price Change   Change in Prices   Shareholders' Equity
     ---------------------------------------------------------------------------------------------
     Equity Securities     $ 304,241        20% increase      $ 365,089             10.3%
                                            20% decrease      $ 243,393            (10.3%)


Markel Corporation & Subsidiaries
--------------------------------------------------------------------------------


MANAGEMENT'S DISCUSSION & ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Interest Rate Risk

     The Company's fixed maturity investments and borrowings are subject to interest rate risk. Increases and decreases in interest rates typically result in decreases and increases in the fair value of these financial instruments.

     Approximately three-quarters of the Company's investable assets come from premiums paid by policyholders. These funds are invested predominately in high quality corporate, government and municipal bonds with relatively short durations. The fixed maturity portfolio, including short-term investments, has an average duration of 4.2 years and an average rating of "AA." The fixed maturity portfolio is exposed to interest rate fluctuations; as interest rates rise, fair values decline and as interest rates fall, fair values rise. The changes in the fair value of the fixed maturity portfolio are presented as a component of shareholders' equity in accumulated other comprehensive income, net of taxes.

     The Company works to manage the impact of interest rate fluctuations on its fixed maturity portfolio. The effective duration of the fixed maturity portfolio is managed with consideration given to the estimated duration of the Company's liabilities. The Company has investment policies which limit the maximum duration and maturity of the fixed maturity portfolio.

     The Company utilizes bonds with embedded put options to manage the effect of changing interest rates on the fixed maturity portfolio. At December 31, 1999, the Company held $276.7 million of corporate bonds with embedded put options. These put bonds were issued with long maturity dates, generally 30 years, with shorter put dates, generally 10 years. Put bonds provide the holder the option to force redemption of the bonds on the put dates. These bonds are assumed to outperform in price should interest rates decline while performing like a shorter dated security, if interest rates rise. This asymmetrical price performance is shown in the following table by greater price appreciation in the fixed maturity portfolio if rates decline by 200 basis points than price depreciation if rates increase by 200 basis points.

     The Company utilizes a commonly used model to estimate the effect of interest rate risk on the fair values of its fixed maturity portfolio and borrowings. The model estimates the impact of interest rate changes on a wide range of factors, including duration, prepayment, put options and call options. Fair values are estimated based on the net present value of cash flows, using a representative set of possible future interest rate scenarios. The model requires that numerous assumptions be made about the future. To the extent that any of the assumptions are invalid, incorrect estimates could result. The usefulness of a single-point in time model is limited, as it is unable to accurately incorporate the full complexity of market interactions.

--------------------------------------------------------------------------------

The table below summarizes the Company's interest rate risk and shows the effect of hypothetical changes in interest rates as of December 31, 1999. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios (dollars in thousands):



                                                                                         Hypothetical Percentage
                                                  Estimated           Estimated           Increase (Decrease) in
                              Estimated           Change in       Fair Value after    ----------------------------------
                             Fair Value at     Interest Rates    Hypothetical Change    Market Value    Shareholders'
                           December 31, 1999  (bp=basis points)   in Interest Rates   Fixed Maturities      Equity
------------------------------------------------------------------------------------------------------------------------
FIXED MATURITY
 INVESTMENTS
------------------------------------------------------------------------------------------------------------------------

U.S. Treasury securities and    $ 129,036      200 bp decrease        $  138,172             0.7              1.5
     obligations of U.S.                       100 bp decrease           133,268             0.3              0.7
     government agencies                       100 bp increase           125,112            (0.3)            (0.7)
                                               200 bp increase           121,313            (0.6)            (1.3)
------------------------------------------------------------------------------------------------------------------------

Obligations of states,          $ 416,339      200 bp decrease        $  471,502             4.2              9.4
     municipalities and                        100 bp decrease           443,069             2.0              4.5
     political subdivisions                    100 bp increase           391,238            (1.9)            (4.3)
                                               200 bp increase           367,739            (3.7)            (8.2)
------------------------------------------------------------------------------------------------------------------------

Collateralized mortgage         $  55,551      200 bp decrease        $   59,196             0.3              0.6
     obligations                               100 bp decrease            57,522             0.1              0.3
                                               100 bp increase            53,478            (0.2)            (0.4)
                                               200 bp increase            51,444            (0.3)            (0.7)
------------------------------------------------------------------------------------------------------------------------

Corporate bonds (including      $ 717,972      200 bp decrease        $  787,404             5.3             11.8
     short-term investments)                   100 bp decrease           748,168             2.3              5.1
                                               100 bp increase           693,149            (1.9)            (4.2)
                                               200 bp increase           671,379            (3.5)            (7.9)
------------------------------------------------------------------------------------------------------------------------

TOTAL FIXED MATURITY            $1,318,898     200 bp decrease        $1,456,274            10.4             23.3
     INVESTMENTS (INCLUDING                    100 bp decrease         1,382,027             4.8             10.7
     SHORT-TERM INVESTMENTS)                   100 bp increase         1,262,977            (4.2)            (9.5)
                                               200 bp increase         1,211,875            (8.1)           (18.1)
========================================================================================================================
LIABILITIES * *
------------------------------------------------------------------------------------------------------------------------

7.25% Long-term debt            $  88,881      200 bp decrease        $   94,923                                *
                                               100 bp decrease            91,841                                *
                                               100 bp increase            86,037                                *
                                               200 bp increase            83,304                                *
------------------------------------------------------------------------------------------------------------------------

8.71% Capital Securities        $ 124,500      200 bp decrease        $  152,625                                *
                                               100 bp decrease           137,508                                *
                                               100 bp increase           113,688                                *
                                               200 bp increase           104,579                                *
========================================================================================================================

 * Changes in estimated fair value have no impact on shareholders' equity.

** Balances outstanding under the Company's $250 million revolving credit facility are not included in the above table. Interest rates on the amounts outstanding under this facility reset every 30 days, and in some cases daily, which limits the impact of changing interest rates.

Markel Corporation & Subsidiaries
--------------------------------------------------------------------------------


MANAGEMENT'S DISCUSSION & ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Impact Of Inflation
================================================================================

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

Impact Of Accounting Standards
================================================================================

     In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement, as amended, is effective for years beginning after June 15, 2000. The standard requires that all derivatives be recorded as an asset or liability, at estimated fair value, regardless of the purpose or intent for holding the derivative. If a derivative is not utilized as a hedge, all gains or losses from the change in the derivative's estimated fair value are recognized in earnings. The gains or losses from the change in estimated fair value of certain derivatives utilized as hedges are recognized in earnings or other comprehensive income depending on the type of hedge relationship. Due to the Company's limited use of derivatives, the Company expects that adoption of SFAS No. 133 will not have a material impact on the Company's consolidated financial position and results of operations.

Safe Harbor Statement
================================================================================

     This is a Safe Harbor statement under the Private Securities Litigation Reform Act of 1995. Certain statements contained herein are forward-looking statements that involve risks and uncertainties. Future actual results may materially differ from those in these statements because of many factors. The completion of the Terra Nova transaction is subject to the absence of material adverse changes in the buyer's or seller's financial condition and receipt of all necessary regulatory and shareholder approvals. Insurance industry price competition has made it more difficult to attract and retain adequately priced business. Changing legal and social trends and inherent uncertainties in the loss estimation process can adversely impact the adequacy of loss reserves. The Company's potential underwriting exposure to Year 2000 claims are difficult to predict with any certainty. State regulatory actions can impede the Company's ability to charge adequate rates and efficiently allocate capital. The frequency and severity of natural catastrophes are highly variable. Economic conditions and interest rate volatility can have significant impacts on the market value of fixed maturity and equity investments. Accordingly, the Company's premium growth, underwriting and investment results have been and will continue to be potentially materially affected by these factors.

--------------------------------------------------------------------------------

OTHER INFORMATION


Market And Dividend Information
================================================================================

     Effective June 11, 1997, the Company's common stock began trading on the New York Stock Exchange under the symbol MKL. Prior to that time, the Company's stock traded in the NASDAQ stock market under the symbol MAKL. The number of shareholders of record as of January 31, 2000 was 496. The total number of shareholders, including those holding shares in "street name" or in brokerage accounts is estimated to be in excess of 3,800. The Company's current strategy is to retain earnings, permitting the Company to take advantage of expansion and acquisition opportunities. Consequently, the Company has never paid a cash dividend on its common stock.

     High and low closing sales prices as reported on the New York Stock Exchange composite tape for 1999 were $192 and $145, respectively. See "Quarterly Information" on page 50 for additional quarterly sales price information.

Shareholder Relations, Form 10-K
================================================================================

     This document represents Markel Corporation's Annual Report and Form 10-K, which is filed with the Securities and Exchange Commission.

     Information about Markel Corporation, including exhibits filed as part of this Form 10-K, may be obtained by writing Mr. Bruce Kay, Vice President of Investor Relations, at the corporate offices, or by calling (800) 446-6671.

Annual Shareholders' Meeting
================================================================================

     Shareholders of Markel Corporation are invited to attend the Annual Meeting to be held at The Jefferson Hotel, Franklin and Adams Streets, Richmond, Virginia at 4:30 p.m., May 24, 2000.

Transfer Agent
================================================================================

     First Union National Bank
     Corporate Trust Department
     Finance Group -NC 1196
     1525 West W.T. Harris Boulevard 3C3
     Charlotte, North Carolina 28288-1196
     (800) 829-8432

Corporate Offices
================================================================================

     Markel Corporation
     4521 Highwoods Parkway
     Glen Allen, Virginia 23060-6148
     (804) 747-0136
     (800) 446-6671

Markel Corporation & Subsidiaries
--------------------------------------------------------------------------------


DIRECTORS AND EXECUTIVE OFFICERS


Directors
================================================================================

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

     Anthony F. Markel
     President and Chief Operating Officer

     Gary L. Markel
     President
     Gary Markel & Associates, Inc.

     Steven A. Markel
     Vice Chairman

     Darrell D. Martin
     Executive Vice President and Chief Financial Officer

Executive Officers
================================================================================

     Alan I. Kirshner

     Chairman of the Board and Chief Executive Officer since 1986. He served as President from 1979 until March of 1992 and has been a Director of the Company since 1978. Age 64.

     Anthony F. Markel

     President and Chief Operating Officer since March of 1992. He served as Executive Vice President from 1979 until March of 1992 and has been a Director of the Company since 1978. Age 58.

     Steven A. Markel

     Vice Chairman since March of 1992. He served as Treasurer from 1986 to August of 1993 and Executive Vice President from 1986 to March of 1992 and has been a Director of the Company since 1978. Age 51.

     Darrell D. Martin

     Executive Vice President and Chief Financial Officer since March of 1992. He served as Chief Financial Officer from 1988 to March of 1992 and has been a Director of the Company since January 1991. Age 51.

APPENDIX

MARKEL CORPORATION ANNUAL REPORT ON FORM 10-K
Statement of Differences


1. The pages in the electronic filing do not correspond to the pages in the printed document because there is more material on each page of the printed document. The printed Annual Report and Form 10-K also contains numerous charts, graphs and pictures not incorporated into the electronic Form 10-K.

2. The information on pages 67 and 68 of the printed document, i.e. the 10-K cover sheet and Index and Cross References, have been repositioned on pages 1 and 2 of the electronic document for ease of reference.

3. The information on pages 22 and 23 of the printed document, i.e. the Selected Financial Data has been repositioned over 2 consecutive pages of the electronic document for ease of use. The footnotes to the Selected Financial Data are meant to apply to all two pages of the electronic document.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MARKEL CORPORATION

                                       By:  /s/ Steven A. Markel
                                            -------------------------------
                                            Steven A. Markel
                                            Vice Chairman
March 15, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signatures                      Title                     Date
        ----------                      -----                     ----

/s/ Alan I. Kirshner         Chief Executive Officer and     March 15, 2000
-------------------------      Chairman of the Board of
Alan I. Kirshner,*             Directors

/s/ Anthony F. Markel        President, Chief Operating      March 15, 2000
-------------------------      Officer and Director
Anthony F. Markel,*

/s/ Steven A. Markel         Vice Chairman and Director      March 15, 2000
-------------------------
Steven A. Markel,*

/s/ Darrell D. Martin        Executive Vice President,       March 15, 2000
-------------------------      Chief Financial Officer
Darrell D. Martin,*            and Director (Principal
                               Accounting Officer)

/s/ Thomas S. Gayner         Director                        March 15, 2000
--------------------------
Thomas S. Gayner,*

/s/ Leslie A. Grandis        Director                        March 15, 2000
--------------------------
Leslie A. Grandis,*

/s/ Stewart M. Kasen         Director                        March 15, 2000
--------------------------
Stewart M. Kasen,*

/s/ Gary L. Markel           Director                        March 15, 2000
--------------------------
Gary L. Markel,*

*Signed as of March 15, 2000

                               Index to Exhibits

2 Agreement and Plan of Merger and Scheme of Arrangement dated August 15, 1999, among Markel Corporation and Terra Nova (Bermuda) Holdings, Ltd., as amended a

3(i)   Amended and Restated Articles of Incorporation, as amended (3.1)b

3(ii) Bylaws, as amended (3.2)c

4 (i) Credit Agreement dated April 23,1998 among Markel Corporation, the lenders referred to therein and First Union National Bank, as Agent (4)d

4 (ii) Credit Agreement dated December 21, 1999, as amended, among Markel Corporation, the lenders referred to therein and First Union National Bank, as Agent (4) **

The registrant hereby agrees to furnish to the Securities and Exchange Commission a copy of all instruments defining the rights of holders of long-term debt of the registrant and subsidiaries shown on the Consolidated Balance Sheet of registrant at December 31, 1999, and the respective Notes thereto, included in this Annual Report on Form 10-K.

Management Contracts or Compensatory Plans required to be filed
(Items 10.1--10.7)

10.1 Markel Corporation 1986 and 1989 Stock Option Plans as amended (4(d))e

10.2 Trust and amendment Under Markel Corporation 1989 Non-Employee Directors Stock Option Plan **

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

10.5 Executive Employment Agreement between Markel Corporation and Anthony F. Markel dated as of October 1, 1991 (10.6)g

10.6 Executive Employment Agreement between Markel Corporation and Steven A. Markel dated as of October 1, 1991 (10.7)g

10.7 Executive Employment Agreement between Markel Corporation and Darrell D. Martin dated as of March 1, 1992 (10.8)g

10.8 Agreement and Plan of Merger dated as of November 25, 1998 among Markel Corporation, MG Acquisition Corp., and Gryphon Holdings Inc. (g6) h

21 Subsidiaries of Markel Corporation**

23 Consents of independent auditors to incorporation by reference of certain reports into the Registrant's Registration Statements on Forms S-8 and S-4**

27 Financial Data Schedule**

**filed with this report

a. Incorporated by reference from Appendix A to the Revised Proxy Statement/ Prospectus dated February 10, 2000

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